Form 10-Q
period 1996-02-29
COLUMBUS ENERGY CORP
filed 1996-04-11
CIK 823975

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         February 29, 1996
                              ----------------------------------
                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  -----------------

Commission File Number:                 1-9872
                       ------------------------------------------

                     COLUMBUS ENERGY CORP.
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Colorado                                 84-0891713
- -----------------------------------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                  Identification
                                                       No.)

     1660 Lincoln St., Denver, CO                         80264
- -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                         (303) 861-5252
- -----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         Not Applicable
- -----------------------------------------------------------------
    (Former name, former address and former fiscal year, if
                   changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X          No
                                            ----           ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at April 11, 1996
- -----------------------------     -----------------------------
Common stock, $.20 par value                  3,036,399

                      COLUMBUS ENERGY CORP.

                              INDEX


                                                             PAGE
                                                             ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                February 29, 1996 and
                November 30, 1995                               3

              Consolidated Statements of Income -
                Three Months Ended February 29,
                1996 and February 28, 1995                      5

              Consolidated Statement of
                Stockholders' Equity -
                Three Months Ended February 29, 1996            6

              Consolidated Statements of Cash Flows -
                Three Months Ended February 29, 1996
                and February 28, 1995                           7

              Notes to the Financial Statements                 9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                          17

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                             27

     Items 2-5.  Not Applicable

     Item 6.     Exhibits and Reports
                   on Form 8-K                                 27

     Signatures                                                28

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      COLUMBUS ENERGY CORP.

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS
                             ------

                                        February 29,   November 30,
                                            1996           1995
                                        -----------    -----------
                                        (unaudited)
                                                (in thousands)
Current assets:
  Cash and cash equivalents               $  1,067     $  1,414
  Accounts receivable:
    Joint interest partners                  1,597        1,258
    Oil and gas sales                        1,312          817
    Less allowance for doubtful accounts      (116)        (116)
  Income tax receivable                          -            7
  Deferred income taxes (Note 3)               861        1,290
  Inventory of oil field equipment,
    at lower of average cost or market          86           76
  Other                                         30           78
                                           -------      -------

        Total current assets                 4,837        4,824
                                           -------      -------

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                         25,452       22,244
  Other property and equipment               2,032        2,028
                                           -------      -------

                                            27,484       24,272
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance               (11,440)     (10,775)
                                           -------      -------

        Net property and equipment          16,044       13,497
                                           -------      -------
                                          $ 20,881     $ 18,321
                                          ========     ========

                                                           (continued)

                      COLUMBUS ENERGY CORP.

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

                                        February 29,  November 30,
                                           1996           1995
                                        -----------   -----------
                                        (unaudited)
                                               (in thousands)
Current liabilities:
  Accounts payable                        $   1,462    $   1,314
  Undistributed oil and gas
   production receipts                          344          348
  Accrued production and property taxes         433          635
  Prepayments from joint interest owners         59          189
  Accrued expenses                              305          318
  Other                                          93           79
                                             ------       ------

        Total current liabilities             2,696        2,883
                                             ------       ------

Long-term bank debt (excluding current
  maturities) (Note 2)                        4,000        1,600
Deferred income taxes (Note 3)                  525          652

Commitments and contingent liabilities
  (Note 2)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued              -           -
  Common stock authorized 20,000,000 shares
    shares of $.20 par value; shares issued
    3,333,974 in 1996, and 3,328,580 in 1995
    (outstanding 3,054,899 in 1996 and
    3,068,149 in 1995)                          667          666
  Additional paid-in capital                 15,868       15,842
  Retained earnings (accumulated
    deficit), since December 1, 1987           (828)      (1,378)
                                             ------       ------
                                             15,707       15,130
  Less: Treasury stock at cost
          279,075 shares in 1996 and
          260,431 shares in 1995             (2,047)      (1,944)
                                             ------       ------
        Total stockholders' equity           13,660       13,186
                                             ------       ------
                                          $  20,881    $  18,321
                                          =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                      COLUMBUS ENERGY CORP.

                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                          Three Months Ended
                                 ------------------------------------
                                 February 29, 1996   February 28, 1995
                                 -----------------   -----------------
                                 (in thousands, except per share data)
Revenues:
  Oil and gas sales                  $  2,592           $  2,557
  Operating and management
    services                              288                426
  Interest and other income               204                 41
                                     --------           --------

       Total revenues                   3,084              3,024
                                     --------           --------

Costs and expenses:
  Lease operating expenses                565                590
  Property and production taxes           265                233
  Operating and management
    services                              202                292
  General and administrative              211                371
  Depreciation, depletion and
    amortization                          675                750
  Impairment of long-lived assets         165                  -
  Exploration expense                      33                 59
                                     --------           --------

      Total costs and expenses          2,116              2,295
                                     --------           --------

      Operating income                    968                729
                                     --------           --------

Other expenses (income):
  Interest                                 71                 82
  Litigation (Note 4)                       9                 74
  Other                                     1                  -
                                     --------           --------
                                           81                156
                                     --------           --------

      Earnings before income taxes        887                573

Provision for income taxes
  (Note 3)                                337                218
                                     --------           --------

      Net earnings                   $    550           $    355
                                     ========           ========
Earnings per share                   $    .18           $    .11
                                     ========           ========

Average number of common shares         3,058              3,222
                                     ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                          COLUMBUS ENERGY CORP.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the Three Months Ended February 29, 1996
                               (Unaudited)

                                                                               Retained
                                         Common Stock          Additional      Earnings             Treasury Stock
                                   -----------------------      Paid-in      (Accumulated      ------------------------
                                     Shares       Amount         Capital        Deficit)         Shares       Amount
                                   ----------   ----------     ------------   ------------     ----------   -----------
                                                     (dollar amounts in thousands)
Balances,
  December 1, 1995                 3,328,580     $   666         $15,842         $(1,378)        260,431      $(1,944)

Purchase of shares                         -           -               -               -          20,000         (112)
Shares issued for Stock
  Purchase Plan                        5,394           1              26               -          (1,356)           9
Net earnings                               -           -               -             550               -            -
                                   ---------     -------         -------         -------         -------      -------
Balances,
  February 29, 1996                3,333,974     $   667         $15,868         $  (828)        279,075      $(2,047)
                                   =========     =======         =======         =======         =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                          COLUMBUS ENERGY CORP.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                          Three Months Ended
                                 ------------------------------------
                                 February 29, 1996   February 28, 1995
                                 -----------------   -----------------
                                            (in thousands)
Net earnings                               $   550            $   355

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation, depletion, and
      amortization                             675                750
    Impairment of assets                       165                  -
    Deferred income tax provision              302                172
    Gain on asset sale                        (176)                 -
    Other                                       19                 18

Changes in operating assets and
  liabilities:
    Accounts receivable                       (835)               499
    Other current assets                        30               (197)
    Accounts payable                           148              1,016
    Undistributed oil and gas production
      receipts                                  (4)               (27)
    Accrued production and property taxes     (202)              (331)
    Accrued expenses                           (13)               (55)
    Prepayments from joint interest owners    (130)               120
    Other current liabilities                   22                (91)
                                          --------           --------
                                              (984)               934
                                          --------           --------

        Net cash provided by
          operating activities                 551              2,229
                                          --------           --------


Cash flows from investing activities:
  Additions to oil and gas properties       (3,530)              (966)
  Additions to other assets                    (11)                (2)
  Proceeds from sale of Resources
    common stock, net of cash                    -              4,082
  Proceeds from sale of assets                 330                  4
                                          --------           --------

        Net cash from (used in)
          investing activities            $ (3,211)           $ 3,118
                                          --------            -------

                                                           (Continued)

                      COLUMBUS ENERGY CORP.

                           (Unaudited)

                                          Three Months Ended
                                 ------------------------------------
                                 February 29, 1996   February 28, 1995
                                 -----------------   -----------------
                                            (in thousands)
Cash flows from financing activities:
   Proceeds from long-term debt          $ 2,700            $     -
  Reduction in long-term debt               (300)            (2,600)
  Proceeds from issuance of
    common stock                              26                 70
  Purchase of treasury stock                (113)              (388)
  Other                                        -                 (2)
                                          ------             ------

      Net cash provided by (used in)
        financing activities               2,313             (2,920)

Effect of exchange rate on cash                -                  8
                                          ------             ------
Net increase (decrease) in cash and
  cash equivalents                          (347)             2,435
Cash and cash equivalents at
  beginning of period                      1,414              1,819
                                          ------             ------
Cash and cash equivalents at
  end of period                          $ 1,067            $ 4,254
                                         =======            =======
Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                           $    61            $   110
                                         =======            =======
      Income taxes                       $   -0-            $    88
                                         =======            =======


The accompanying notes are an integral part of these consolidated financial statements.

                      COLUMBUS ENERGY CORP.

                           (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Columbus Energy Corp. ("Columbus") and its wholly-owned subsidiaries, CEC Resources Ltd. ("Resources") and Columbus Gas Services, Inc.("CGSI"). Resources activity is only included through February 24, 1995 when it was divested by Columbus by a rights offering to its shareholders. All significant intercompany balances have been eliminated in consolidation. The term "Company" as used herein includes Columbus and its subsidiary or previously owned subsidiaries.

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of managements' estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of February 29, 1996 and November 30, 1995, the results of its operations and cash flows for the three months ended February 29, 1996 and February 28, 1995. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Hedging activities are included in cash flow from operations in the cash flow statements.

     The Company uses crude oil and natural gas hedges to manage price exposure. Realized gains and losses on the hedges are recognized in oil and gas sales as settlement occurs.

     Earnings per share are computed using the weighted average number of common shares outstanding. Stock options are included as common stock equivalents, when dilutive, using the treasury stock method.

     The average shares outstanding for 1995 and the per share earnings have been restated retroactively for the 10% stock dividend paid to shareholders of record on February 24, 1995. A total of 291,399 shares were issued from treasury stock and $1,841 paid for fractional shares.

                      COLUMBUS ENERGY CORP.

                           (Unaudited)


     Oil and Gas Properties
     ----------------------

     The Company follows the successful efforts method of accounting. Lease acquisition and development costs (tangible and intangible) for expenditures relating to proved oil and gas properties are capitalized. Delay and surface rentals are charged to expense in the year incurred. Dry hole costs incurred on exploratory operations are expensed. Dry hole costs associated with developing proved fields are capitalized. Expenditures for additions, betterments and renewals are capitalized. Geological and geophysical costs are expensed when incurred.

     Upon sale or retirement of proved properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to income, if significant. Abandonment, restoration, and dismantlement costs and salvage value are taken into account in determining depletion rates. These costs are generally about equal to the proceeds from equipment salvage upon abandonment of such properties. Maintenance and repairs are charged to operating expenses.

     Provision for depreciation and depletion of capitalized exploration and development costs are computed on the unit-of-production method based on proved developed reserves of oil and gas, as estimated by petroleum engineers, on a property by property basis. Unproved properties are assessed periodically to determine whether they are impaired. When impairment occurs, a loss is recognized by providing a valuation allowance. When leases for unproved properties expire, any remaining cost is expensed. Depreciation of other assets are provided on the straight line method over their estimated useful lives.

     Effective for the fourth quarter beginning September 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement prescribes the accounting for the impairment of long-lived assets, such as oil and gas properties. An impairment loss is reported as a component of income from continuing operations. When property pools are determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the pool is recognized in that period. After consideration of risk, fair value is estimated as the present value of future net cash flows over the economic life of the reserves.

     The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1995 and February 29, 1996.

                      COLUMBUS ENERGY CORP.

                           (Unaudited)


     Other Property and Equipment
     ----------------------------

     Gains and losses from retirement or replacement of other properties and equipment are included in income. Betterments and renewals are capitalized. Maintenance and repairs are charged to operating expense.

     Accounting for Stock-Based Compensation
     ---------------------------------------

     The Financial Accounting Standards Board issued Statement No. 123 on the "Accounting for Stock-Based Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and is effective for the Company's 1997 fiscal year unless adopted earlier. The Company has not determined whether it will adopt this standard or use the alternative pro forma disclosures as provided by the standard.

(2)  LONG-TERM DEBT

     The Company has a credit agreement with Norwest Bank Denver, N.A. that was executed in July 1992. The credit is collateralized by a first lien on oil and gas properties.

     As directed by the Company, the borrowing base during 1995 was limited to $7,000,000, without regard to the maximum allowable amount that would have been set by the bank during its semi-annual redetermination. A fee of .25% is required for any unused credit which is the difference between the borrowing base and the outstanding borrowings.

(3)  INCOME TAXES

     The Company files a consolidated income tax return with CGSI and has executed a tax allocation agreement which provides for an allocation and payment of income taxes based upon each company's separate tax liability calculation. Consolidated income taxes are payable only when taxable income exceeds available net operating loss carryforwards and other credits.

     Pursuant to provisions enacted as part of the Tax Reform Act of 1986, utilization of those corporate tax carryforwards in any one taxable year is limited if a corporation experiences a 50% change of ownership. Columbus experienced such a change of ownership in October 1987 effectively limiting the utilization of pre-change ownership net operating losses to approximately $900,000 in each subsequent year. Additional accumulated ownership changes again exceeded 50% by August 25, 1993, thereby causing a second

                      COLUMBUS ENERGY CORP.

                           (Unaudited)


ownership change to occur which has further limited the utilization of $593,000 of post-1987 net operating losses until fiscal 1995 or subsequent years.

     The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the asset and liability approach be used to account for income taxes. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Deferred tax assets (net of a valuation allowance) primarily result from net operating loss carryforwards, percentage depletion and certain accrued but unpaid employee benefits. Deferred tax liabilities result from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes.

     Because of the Company's previous 1987 quasi-organization, SFAS 109 requires the Company to report the effect of its net deferred tax asset arising prior to December 1, 1987 as an increase in stockholders' equity rather than as an increase to net earnings.

                      COLUMBUS ENERGY CORP.

                           (Unaudited)

     The provision for income taxes consists of the following (in thousands):

                                          Three Months Ended
                                          ------------------
                                 February 29, 1996   February 28, 1995
                                 -----------------   -----------------
Current:
     Federal                           $ 17                $  7
     Foreign (Canada)                     -                  29
     State                               18                  10
                                       ----                ----
                                         35                  46
                                       ----                ----
Deferred:
     Federal                            302                 128
     Foreign (Canada)                     -                  44
                                       ----                ----
                                        302                 172
                                       ----                ----
  Total income tax expense           $  337              $  218
                                     ======              ======

     The components of earnings before income taxes are (in thousands):

                                          Three Months Ended
                                          ------------------
                                 February 29, 1996   February 28, 1995
                                 -----------------   -----------------
U.S.                                  $  887              $  364
Canada                                     -                 209
                                      ------              ------
Total                                 $  887              $  573
                                      ======              ======

     The total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                      Percent of Pretax Earnings
                                    ------------------------------
                                          Three Months Ended
                                          ------------------
                                 February 29, 1996   February 28, 1995
                                 -----------------   -----------------
U.S. Statutory rate                    34%                 34%
Foreign taxes (Canada)                  -                  13
Foreign tax credit                      -                 (13)
State income taxes                      2                   2
Other                                   2                   2
                                     -----               -----
                                       38%                 38%
                                     =====               =====

                      COLUMBUS ENERGY CORP.

                           (Unaudited)


     During the three months of fiscal 1996, certain tax assets were utilized as a result of the taxable income. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                             Current Year
                                               -------------------------------------
                                                 Dec. 1,                   Feb. 29,
                                                  1995       Operations      1996
                                                 -------     ----------    -------
Deferred tax assets:
  Pre-1987 loss carryforwards                    $1,976       $  (142)      $1,834
  Post-1987 loss carryforwards                      720          (180)         540
  Percentage depletion
    carryforwards                                   894             -          894
  State income tax loss
    carryforwards                                   197           (29)         168
  Other                                             245            (6)         239
                                               --------        ------       ------
        Total                                     4,032          (357)       3,675
    Valuation allowance                          (1,737)            -       (1,737)
                                               --------        ------       ------
      Deferred tax assets                         2,295          (357)       1,938
                                               --------        ------       ------

Deferred tax liabilities-
  Depreciation, depletion and
    amortization and other                       (1,657)           55       (1,602)
                                               --------        ------       ------
    Net tax asset (liability)                  $    638        $ (302)      $  336
                                               ========        ======       ======

     The Company has net operating loss carryforwards (in thousands) available at November 30, 1995 as follows:

                                                 Net
               Expiration Year             Operating loss
               ---------------             --------------

                    1999                       $ 4,517
                    2000                           907
                    2001                           386
                    2003                           478
                    2004                           115
                    2010                         1,525
                                               -------
                                               $ 7,928
                                               =======

     For U.S. Alternative Minimum Tax purposes the Company had net operating loss carryforwards of $8,500,000 as of November 30, 1995. The Company also has percentage depletion carryforwards of $2,300,000 which do not expire. State income tax operating loss carryforwards of $3,400,000 were available at November 30, 1995.

                      COLUMBUS ENERGY CORP.

(4)  LITIGATION

     Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially effect the Company's future financial position or results of operations.

(5)  CONTINGENCY

     The Company recently entered into two separate swaps of 60,000 Mmbtu per month each of natural gas for the period from April 1996 through November 1996. The first swap is at a price of $1.74 per Mmbtu while the second swap is at a price of $1.88 per Mmbtu. These volumes represented approximately 55% of Columbus' first quarter gas production. To partially protect itself against expected higher gas prices for October and November 1996, the Company also purchased NYMEX call contracts for those two months for 60,000 Mmbtu of natural gas at $1.805 and $1.875, respectively. These contracts should limit the Company's possible loss to the difference between those prices and the $1.74 Mmbtu price of the original swap and can be liquidated at any time prior to contract expiration which will determine the amount of actual offset.

     Columbus also entered into a swap of crude oil prices by selling a strip of 10,000 barrels per month for the twelve month period from January 1996 through December 1996 at an average daily price of $17.25 per barrel with an upside cap of $19.50, limiting the maximum shortfall to $2.25 per barrel, or $22,500 in a month. The difference between the hedge price and the actual daily closing price of the near month contract on the NYMEX is settled monthly. This contract volume represents approximately 50% of recent monthly production.

     The Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk. These were acquired in the normal course of business to reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involve, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. As of February 29, 1996, calculated as of April 8, 1996, the Company had 1996 natural gas and crude oil swaps with a notional value of approximately $3,463,000 and a market value of approximately $2,910,000. The market value will change constantly during the remaining term of the contracts and may result in a loss or possibly even a gain for the Company over that period. These swaps are primarily seen as "insurance" against significant downside price fluctuations because losses which occur when future prices are above the swap level are mitigated somewhat by higher prices actually received in the field for the equivalent volume.

                      COLUMBUS ENERGY CORP.

(6)  RELATED PARTY TRANSACTIONS

     Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing
Resources and reduces general and administrative expense. This reimbursement totaled $72,000 for the first three months of 1996.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Columbus' financial condition remains substantially better than most small capitalization energy companies. As of the close of first quarter 1996, shareholders' equity was $13,660,000, despite repurchase of 20,000 shares of treasury stock, up from $13,186,000 at November 30, 1995. Substantial positive working capital of $2,141,000 plus the Company's forecasted future cash flow is a sufficient source of capital to fully fund its budget to develop its undeveloped reserves as well as fund participation in a modest exploratory drilling program. The amount its outstanding loan balance is exceeded by its $7,000,000 bank borrowing base is also available but has been designated by management for acquisitions of new oil and gas properties. The bank loan itself is not so restricted and may be used for any legal corporate purpose.

     First quarter 1996 net earnings and cash flow exceeded 1995's results by 55% and 16% respectively. This was accomplished despite the fact the latter also included its Canadian subsidiary's operations since a spin-off of Resources, via a subscription rights offering to shareholders, was not completed until February 24, 1995. Accordingly, first quarter 1996 to 1995 comparisons that include the Canadian subsidiary, are relatively meaningless. A comparison with U.S. operations only would be more meaningful since Resources contributed 26% of the Company's revenues and $362,000 of discretionary cash flow in the first quarter of 1995.

     Reimbursement for services provided by Columbus officers and employees for managing Resources is expected to decrease later in fiscal 1996 after Canadian-based management takes over following a Resources' merger. Columbus' general and administrative expense will probably increase accordingly. Reimbursement of $72,000 was realized in first quarter 1996 and $281,000 for fiscal year 1995.

     Management was fully cognizant that it could not easily overcome the lost production and cash flow divested by the Canadian spin-off but designed a 1995 program which was expected to restore the decline of 600 BOE per day since mid-1994 in its U.S. operations. However, it was frustrated in that effort due to numerous delays primarily created by third parties. In December 1995, an acquisition of $2.63 million of additional working interests in producing natural gas wells where it currently serves as operator and owner in several fields near Laredo in Webb and Zapata Counties, Texas has helped to speed up the process. This purchase was funded by additional bank borrowings and was effective as of November 1, 1995. However, accounting rules prohibited recording the acquisition or reserves until fiscal 1996 because it was not closed until December. Net proceeds for November approximated $110,000 after deduction of taxes and operating

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

expenses which served to reduce the acquisition price by that amount in December. The 1995 Annual Report discussed the expected contribution of these interests in some detail. A combination of successful drilling and higher prices in the first quarter have shown those estimates to be conservative.

     Revenues for 1996 increased by 2% compared to 1995 which included Canadian operations. Comparative U.S. only operations revenues increased 38% due to the aforementioned higher oil and natural gas production and prices. Net income of $550,000 or $.18 per share for 1996 compared to net earnings of $355,000, or $.11 per share, in 1995 which also included Canada. Proved developed and undeveloped natural gas and crude oil reserves as of February 29, 1996 benefitted by higher prices which in turn helped to reduce first quarter depletion expense percentagewise and on a BOE unit basis.

     Management believes that the best measure of a company's cash flow is one determined before any consideration is given to working capital changes or deduction of exploration expenses. This is generally known as discretionary cash flow ("DCF"). Columbus' DCF for the first quarter 1996 was $1,568,000 compared to $1,354,000 in 1995 which included $362,000 attributable to its former Canadian subsidiary.

     Management continues to object to the Financial Accounting Standards Board Statement No. 95 which requires operating cash flow to be determined after consideration of working capital changes. It will continue to reflect its position on this matter in all of its public filings and reports because this pronouncement ignores entirely the significant impact that the timing of income received for, or expenses incurred on behalf of, third party owners in wells has on its working capital. This is particularly true for a company such as Columbus where it serves as an operator and only holds a small interest in several of those properties.

     The Company's U.S. sales volume of natural gas averaged 7,262 Mcfd during first quarter of 1996 which was up 10% from 1995's average of 6,612 Mcfd. Similarly oil sales reached 693 barrels per day in 1996 compared to 561 barrels per day in first quarter 1995. Management's stated goal for 1996 is to reach 2,200 barrels of oil equivalent per day by mid-year and is on target to accomplish this objective. First quarter 1996's February production approximated 1,900 BOE/D with several wells scheduled for connection during the second quarter.

     No more dramatic example can be made of the positive effects on the Company of the improved prices, production and reserves than a comparison of future net revenues discounted at 10%, before income taxes and prices not escalated (SEC method). At the end of the quarter on February 29, 1996, this figure had risen to

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

$35,343,000 from $24,163,000 as of fiscal year end of November
30, 1995 and from $28,140,000 on December 1, 1995 which is inclusive of the acquisition.

     Columbus previously hedged natural gas prices by selling a "strip" of 100,000 Mmbtu per month for the twelve month period from May 1994 through April 1995 at an average daily price of $2.12 per Mmbtu. The "swap" was matched against the calendar monthly average price on the NYMEX and settled monthly resulting in a gain of $179,000 for the first quarter 1995 which effectively increased its average U.S. gas price by $.30 per Mcf for 1995. The Company has entered into two new similar swaps by selling 60,000 Mmbtu per month each for eight month period from April 1, 1996 through November 1996. The Company also entered into a swap of crude oil prices by selling 10,000 barrels per month for calendar year 1996 at an average daily price of $17.25 per barrel with an upside cap of $19.50. All of these swaps are discussed in detail in Note 5 to the financial statements in this Form 10-Q.

     The Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk. These were acquired in the normal course of business to reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involve, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. As of February 29, 1996, calculated as of April 8, 1996, the Company had 1996 natural gas and crude oil swaps with a notional value of approximately $3,463,000 and a market value of approximately $2,910,000. The market value will change constantly during the remaining term of the contracts and may result in a loss or possibly even a gain for the Company over that period. These swaps are primarily seen as "insurance" against significant downside price fluctuations because losses which occur when future prices are above the swap level are mitigated somewhat by higher prices actually received in the field for the equivalent volume.

     The Company's operation and management services segment remains profitable despite divesting the principal source of past profit generated in Canada from processing fees but both revenues and expenses have been significantly reduced.

     Columbus had outstanding borrowings of $4,000,000 as of February 29, 1996 against its line of credit with Norwest Bank Denver, N.A. of which $2,700,000 was borrowed in December 1995 to finance the aforementioned property acquisition. A reduction in its borrowing base to $7,000,000 was requested by the Company in November 1995 which reduced its standby fee. This loan continues to be collateralized by its oil and gas properties. At the end of the first quarter 1996, the ratio of bank debt to shareholders'

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

equity was 0.29 and to total assets was 0.19. The debt outstanding at the end of the quarter used a LIBOR option at an average interest rate of 7.2%.

     During first quarter 1996, capital expenditures incurred on oil and gas properties totaled $3,530,000 (including acquisitions of $2,549,000) which was primarily directed for development drilling and recompletions in the South Texas and Gulf Coast areas. This amount may differ from the capital expenditure shown in the Consolidated Statement of Cash Flows which includes cash payments made in 1996 for 1995 expenditures which had been incurred but had not yet been paid as of year end. Similarly, there may be expenditures accrued in the first quarter 1996 that will not be actually paid until second quarter. Therefore, that Statement's expenditure amount is somewhat meaningless and is little more than an accounting for invoices paid in any given period.

     Columbus has continued its share repurchase program during the first quarter of 1996 by acquiring 20,000 shares additionally out of a 300,000-share repurchase authorization in February, 1995. That resolution restricted purchases to a maximum price of $8.75 from available cash and not using bank borrowings. So far during the second quarter, an additional 18,500 shares have been repurchased reducing the remaining authorized but unpurchased shares to 63,600. Management plans to purchase additional stock from time to time assuming blocks are available at a price level that is attractive and further assuming it has excess cash flow available not required for its budgeted drilling expenditures.

RESULTS OF OPERATIONS

     Generally, 1996 first quarter revenues and expenses are not really comparable to 1995 because the latter included the Canadian subsidiary until February 24, 1995. When Canada's operations are excluded from 1995, the Company's 1996 revenues increased by 38% and operating income increased 87% which are more truly comparable results. Other comparisons appear below.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     Oil and Gas Revenues and Operating Costs
     ----------------------------------------

     For the U.S. only, the following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between periods for the first quarters of 1996 and 1995 and the first quarter of 1996 versus the fourth quarter of 1995.

                                     First Quarter
                                 ---------------------         %         Fourth Qtr.       %
                                  1996           1995       Change          1995        Change
                                 ------         ------      ------       -----------    ------

Natural gas revenues M$          $1,496         $1,092        37%          $   802         87%
Oil revenue M$                   $1,096         $  831        32%          $   941         16%
Natural gas sales volumes:
  Millions of cubic feet            661            595        11%              467         42%
  MCF/day                         7,262          6,612                       5,127

Oil sales volumes:
  Barrels                        63,087         50,457        25%           57,195         10%
  Barrels/day                       693            561                         629

Average price received:
  Natural gas - $/MCF            $ 2.26         $ 1.84        23%           $ 1.72         31%
  Oil - $/BBL                    $17.37         $16.48         5%           $16.45          6%


     Natural gas revenues increased 37% in the first quarter of 1996 when compared to 1995's quarter primarily from the Laredo property acquisition as well as newly connected production and improved prices. Average prices for natural gas rose 23% in the first quarter of 1996 compared with last year due to increased demand resulting from a colder than average winter in the eastern two-thirds of the U.S. and lower storage levels. Reported 1995 revenues included gains of $179,000 from the hedging of natural gas prices while 1996's quarter had no such activity. The first quarter of 1996 compared to fourth quarter of 1995 showed a sales volume increase of 42% as a result of the aforementioned acquisition which was booked as of the beginning of the first quarter. The 87% increase in natural gas revenues when compared to fourth quarter 1995 was also due to 31% higher average prices.

     Oil revenues for the first quarter were up 32% over the similar 1995 quarter as a result of a 5% increase in the average price received and 25% higher sales volumes. Crude oil production improved with the addition of two new Jackson sand oil wells in the Sralla Road field for most of the quarter. Total oil revenues first quarter 1996 were reduced by $30,000, or $.47 per barrel, due to hedging losses in January and February. There were no such losses in 1995.

     When compared to the fourth quarter of 1995, first quarter
1996 U.S. oil revenues were 16% higher because of a 6% increase in the average price per barrel plus a 10% increase in production as a result of the aforementioned Sralla Road wells.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     No comparisons of oil and gas revenues and operations in Canada are possible because of the spin-off of Resources in February 1995. The following amounts were included in the 1995 first quarter results.

                                               First Quarter
                                          -----------------------
                                                    1995
                                                    ----
     Natural gas revenues M$                      $  492
     Oil and plant liquids
       revenues M$                                $  141
     Natural gas sales volumes:
       Millions of cubic feet                        453
       MCF/day                                     5,035

     Oil and plant liquids
       sales volumes:
         Barrels                                  12,107
         Barrels/day                                 135

     Average price received:
       Natural gas - $/MCF                        $ 1.09
       Oil and liquids - $/BBL                    $11.61

     Lease operating expenses in the U.S. for the 1996 quarter were significantly higher than normal because of expensive work-overs and repairs performed on a few older wells although mitigated somewhat by that improved production. Accordingly, lease operating costs on a barrel of oil equivalent basis were $3.24 in 1996 compared to $2.50 in 1995. Operating costs in the U.S. as a percentage of revenues have increased in 1996 to 22% compared to 20% in 1995's first quarter.

     Production and property taxes approximated 9 to 10% of revenues in both periods and result from relatively lower production tax rates in Texas for oil production compared to gas production. The relationship of taxes and revenue is not always directly proportional because some local jurisdiction's taxes are based upon reserve evaluations as opposed to actual revenues or production for a given period.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     New Louisiana Prospect
     ----------------------

     As reported in the Form 10-K for 1995, as the fiscal year came to a close the Company joined with three individual independents to jointly promote a prospect with an initial requirement of drilling and completing two potential high volume oil wells. This deal required drilling one single lateral well and one dual lateral well to a geo-pressured limestone oil zone in the fractured Austin Chalk formation. These wells were to be located on an assembled acreage block of some 23,000 acres in mid-Louisiana in St. Landry and Avoyelles Parishes. This block fortunately includes one lease of some 17,000 acres which is in the form of a continuing option which requires the exercise and purchase of incremental 2,000-acre five-year leases each six months without interruption until fully leased. This format will allow ample time for an orderly development program.

     As originally agreed upon between the co-venturers, this prospect was to be promoted 50% by the Company and 50% by the three individuals, two of whom were to serve as operator because of their extensive expertise in drilling and completion operations in this immediate area. Before the Company had completed participation agreements with any of its industry partners, an alternative arose during the first quarter of 1996 to sell the prospect in its entirety to one large independent company. The co-venturers thereupon changed their prior agreement related to the joint promotion of the prospect concurrently with that large independent's assumption of the obligation for 100% of the costs to drill and complete the two initial horizontal test wells. It also agreed to the purchase of a 75% working interest in all of the assembled acreage at the then going rate for leases in the area which represented a substantial improvement over original cost. Columbus withdrew participations being offered to its industry partners when it could no longer make representations as to the supervisory drilling and completion expertise which is considered a key component to the prospect's economic rate of return. The Company was simultaneously relieved of its responsibility for promoting a 50% working interest in the initial two wells and agreed to a one-fourth share in the new arrangement in addition to agreeing to the new operator's appointment.

     As a result, Columbus now has a fully paid up 6.25% working interest in all of the leasehold acreage that has been acquired to date in the Area of Mutual Interest as well as in the option leases as they are exercised each year. This total acreage block is already well in excess of the 23,000 acres but the total is not being released as it has been rapidly changing in competition with others. Columbus will also own a 6.25% reversionary working interest after payout in the dual lateral horizontal well which will be the second test well to be drilled this year. Accordingly, the Company not only has received reimbursement for its initial

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

acreage acquisition costs but has also realized a gain of approxi mately $176,000 (included in other income) from the sale of existing leases and has the potential for additional profit in excess of $400,000 on option acreage when exercised over the next four years. Columbus will pay for its pro rata 6.25% working interest share of all subsequent wells to be drilled on the prospect acreage after the first two horizontal test wells and for its 6.25% share of additional acreage that might be acquired in an Area of Mutual Interest which covers about three townships. Hearings for the approval of the spacing unit for the first single lateral re-entry well are scheduled for mid April 1996 after which operations can commence later in the month.

     Operating and Management Services
     ---------------------------------

     This segment of the Company's U.S. business includes operations and services conducted on behalf of third parties which also included compressor rentals. In Canada, the Company previously received operating service revenue from its share of processing fees at the Carbon area liquid extraction plant which included processing Resources' own gas. Operating and management services profit for U.S. only operations was aided in 1996 by reduced costs as a result of the staff reductions made at the beginning of fourth quarter 1995. There was an $86,000 profit for the U.S. segment during first quarter 1996 compared to a $14,000 profit for the equivalent quarter in 1995.

     Interest Income
     ---------------

     Interest income is primarily earned from short-term investments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income decreased in 1996 to $28,000 from $41,000 in 1995's first quarter primarily as result of a decreased amount of investments and lower short-term interest rates.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category although other nonbillable expenses are included herein. The Company's U.S. general and administrative expenses in the first quarter of 1996 were lower than last year because of salary and staff reductions made in 1995 which overcame higher 1996 medical claims under the Company's self-insured plan.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     Litigation Expense
     ------------------

     The legal costs of the Porter Farrell II lawsuit were included in this expense item but his appeal was dismissed in January 1996.

     Depreciation, Depletion and Amortization
     ----------------------------------------

     Depreciation, depletion and amortization of oil and gas assets are calculated based upon the units of production compared to proved reserves of each field. The expense is not only directly related to the level of production, but also is dependent upon past costs to find, develop, and recover those reserves. Total charges for depletion expense for U.S. only oil and gas properties increased over 1995 due to increased production which overcame the 1995 write-down of the carrying value of certain properties upon adoption of SFAS 121. The 1996 first quarter depletion rate was $3.68 per barrel of oil equivalent compared to $2.86 per barrel of oil equivalent in the like period of fiscal 1995 (which included the low depletion rate on Canadian properties) and $3.83 per barrel of oil equivalent for all of 1995. These amounts are below the industry average primarily because of historically low finding costs. In the first quarter of 1995 the rate for U.S. only properties was $3.85 per barrel of oil equivalent. Depreciation and amortization of office equipment and computer software is also included in the total charge.

     A non-cash impairment loss of $165,000 was recognized during the first quarter because a development well drilled in Oklahoma proved to be uneconomic and its costs exceeded the remaining cash flows from other producing properties in the field.

     Exploration Expense
     -------------------

     In general, the exploration expense category relates to Company-wide efforts to acquire and explore new prospective areas. and primarily includes geological consulting, seismic expense and exploratory dry holes. The successful efforts method of accounting for oil and gas properties requires that the cost of drilling unsuccessful exploratory wells be currently expensed. During first quarter 1995 no exploratory dry holes were drilled but seismic survey costs of $46,000 were incurred in Canada. Accordingly, exploration expenses for comparative first quarters amounted to $33,000 for 1996 and $59,000 for 1995 and reduced reported cash flow from operations, in addition to net earnings, even though these are considered discretionary expenses. These charges are added back for purposes of calculating discretionary cash flow which is reported each period by the Company.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     Interest Expense
     ----------------

     Interest expense varies in a direct relationship to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding has been somewhat lower for the 1996 first quarter than in 1995. The average bank interest rate paid this quarter was 7.5% for U.S. debt which compares to 7.6% in 1995.

     Income Taxes
     ------------

     During the first quarter of 1996 the U.S. net deferred tax asset was reduced to a net asset of $336,000 which is comprised of $861,000 current deferred tax asset and $525,000 long-term tax liability. The estimated utilization of deferred tax assets was $302,000 during the quarter. The valuation allowance was unchanged in 1996. The effective tax rate for 1996 was 38%. See also Note 3 to the consolidated financial statements for further explanation of income taxes.

                   PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 11    - Computation of per share earnings

                 27    - Financial data schedule

         (b)     Reports on 8-K

                 None

                           SIGNATURES
                           ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COLUMBUS ENERGY CORP.
                                     ----------------------------
                                             (Registrant)



DATE:   April 11, 1996               Harry A. Trueblood, Jr.
     ---------------------------     ---------------------------
                                     Harry A. Trueblood, Jr.
                                     Chairman, President and
                                     Chief Executive Officer
                                     (a duly authorized officer)



DATE:   April 11, 1996               Ronald H. Beck
     ---------------------------     --------------------------
                                     Ronald H. Beck
                                     Vice President
                                     (Chief Accounting Officer)