Form 10-K/A
period 1995-11-30
COLUMBUS ENERGY CORP
filed 1996-05-08
CIK 823975

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                           -----------------


                             FORM 10-K/A-1
             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
       For the Fiscal Year Ended           Commission File Number
           November 30, 1995                      1-9872

                           -----------------

                         COLUMBUS ENERGY CORP.
        (Exact name of Registrant as specified in its Charter)

                COLORADO                        84-0891713
        (State of incorporation)     (I.R.S. Employer Identification
                                                  No.)

          1660 Lincoln Street                     80264
            Denver, Colorado                   (Zip code)
(Address of principal executive offices)

          Registrant's telephone number, including area code:
                            (303) 861-5252
                   Securities registered pursuant to
                       Section 12(b) of the Act:

                                          Name of each Exchange on
         Title of each class                   which registered
         -------------------              ------------------------
     Common Stock, ($.20 par value)        American Stock Exchange
                                           Pacific Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.        [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1996 is $12,703,000.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1996

                                                 Outstanding at
              Class                             January 31, 1996
              -----                             ----------------
   Common Stock, ($.20 par value)               3,054,899 shares

                  DOCUMENTS INCORPORATED BY REFERENCE

  Columbus Energy Corp. definitive proxy statement to be filed no later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.

                         COLUMBUS ENERGY CORP.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                  PAGE
                                                                  ----

Report of Independent Accountants                                  46

Financial Statements:
   Consolidated Balance Sheets at
   November 30, 1995 and 1994                                      47

   Consolidated Statements of Operations for the
   years ended November 30, 1995, 1994 and 1993                    49

   Consolidated Statements of Stockholders'
   Equity for the years ended
   November 30, 1995, 1994 and 1993                                51

   Consolidated Statements of Cash Flows for the
   years ended November 30, 1995, 1994 and 1993                    53

Notes to the Consolidated Financial Statements                     54

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Columbus Energy Corp.


     We have audited the accompanying consolidated balance sheets of Columbus Energy Corp. and subsidiaries as of November 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus Energy Corp. and subsidiaries as of November 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.

     As explained in Note 2 to the consolidated financial statements, effective September 1, 1995, the Company changed its method of accounting for the impairment of long-lived assets and as explained in
Note 6 to the consolidated financial statements, effective December 1, 1992, the Company changed its method of accounting for income taxes.




                                   COOPERS & LYBRAND L.L.P.



Denver, Colorado
February 9, 1996

                         COLUMBUS ENERGY CORP.

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                ------

                                                      November 30,
                                              --------------------------
                                              1995                  1994
                                              ----                  ----
                                                      (in thousands)
Current assets:
  Cash and cash equivalents                    $ 1,414             $ 1,819
  Accounts receivable:
    Joint interest partners                      1,258               1,923
    Oil and gas sales                              817                 938
    Other                                            -                 108
    Less allowance for doubtful
      accounts                                    (116)               (127)
  Income tax receivable                              7                  34
  Deferred income taxes (Note 6)                 1,290                 741
  Inventory of oil field equipment,
    at lower of average cost or market              76                  84
  Other                                             78                 120
                                              --------             -------

   Total current assets                          4,824               5,640
                                              --------             -------

Property and equipment:
  Oil and gas assets, successful
    efforts method (Notes 3 and 5)              22,244              29,847
  Other property and equipment                   2,028               2,177
                                              --------             -------

                                                24,272              32,024

  Less:  Accumulated depreciation,
    depletion, amortization and
    valuation allowance
    (Notes 2 and 3)                            (10,775)            (12,709)
                                              --------             -------

    Net property and equipment                  13,497              19,315
                                              --------             -------

                                              $ 18,321             $24,955
                                              ========             =======

                                                           (continued)

                         COLUMBUS ENERGY CORP.

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

                                                      November 30,
                                              --------------------------
                                              1995                  1994
                                              ----                  ----
                                                      (in thousands)
Current liabilities:
  Accounts payable                            $  1,314            $  1,393
  Undistributed oil and gas
    production receipts                            348                 371
  Accrued production and property taxes            635                 670
  Prepayments from joint interest owners           189                 453
  Accrued expenses                                 318                 305
  Foreign income taxes payable (Note 6)              -                  64
  Other (Note 4)                                    79                 222
                                               -------             -------

    Total current liabilities                    2,883               3,478
                                               -------             -------

Long-term bank debt (Note 5)                     1,600               4,200
Deferred income taxes (Note 6)                     652               1,036
Other liabilities                                    -                  39

Commitments and contingent liabilities
  (Notes 4, 7, 9 and 10)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value; none issued                -                   -
  Common stock authorized 20,000,000 shares
    of $.20 par value; 3,328,580 shares
    issued in 1995 and 3,282,109 in 1994
    (outstanding 3,068,149 in 1995 and
    2,947,512 in 1994) (Notes 1 and 8)             666                 656
  Additional paid-in capital                    15,842              15,855
  Cumulative foreign currency
    translation adjustments                          -                (496)
  Retained earnings (accumulated deficit)
    since December 1, 1987 (Note 2)             (1,378)              2,814
                                               -------             -------
                                                15,130              18,829
Less:
    Treasury stock, at cost (Note 8)
      260,431 shares in 1995 and
      334,597 shares in 1994                    (1,944)             (2,627)
                                               -------             -------
        Total stockholders' equity              13,186              16,202
                                               -------             -------
                                               $18,321             $24,955
                                               =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                         COLUMBUS ENERGY CORP.

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended November 30,
                                                                      -------------------------------------
                                                                      1995           1994           1993
                                                                      ----           ----           ----
                                                                     (in thousands, except per share data)
Revenues:
  Oil and gas sales                                                 $ 7,902        $11,227        $11,138
  Operating and management
    services (Note 7)                                                 1,338          1,807          1,678
  Interest income                                                       160            107             97
                                                                   --------        -------        -------
     Total revenues                                                   9,400         13,141         12,913
                                                                   --------        -------        -------

Costs and expenses:
  Lease operating expenses                                            1,811          2,017          2,203
  Property and production taxes                                         780          1,072          1,050
  Operating and management
    services (Note 7)                                                 1,017          1,052          1,062
  General and administrative                                          1,278          1,549          1,440
  Depreciation, depletion and
   amortization                                                       2,757          2,965          2,470
  Impairments of long-lived
    assets and loss on asset
    disposition/abandonments (Note 1)                                 3,055              -            258
  Exploration expense                                                   245            600            165
                                                                   --------        -------        -------

     Total costs and expenses                                        10,943          9,255          8,648
                                                                   --------        -------        -------

     Operating income                                                (1,543)         3,886          4,265
                                                                   --------        -------        -------

Other expense:
  Interest                                                              185            253            126
  Retirement and separation                                             141              -              -
  Litigation expense (Notes 9
    and 10)                                                             127            244              -
  Other                                                                  26             19             77
                                                                   --------        -------        -------
                                                                        479            516            203
                                                                   --------        -------        -------
     Earnings (loss) before income
         taxes and cumulative effect
         of accounting change                                        (2,022)         3,370          4,062
  Provision (benefit) for income
     taxes (Note 6)                                                    (527)         1,180          1,248
                                                                   --------        -------        -------

  Earnings (loss) before cumulative
     effect of accounting change                                     (1,495)         2,190          2,814
Cumulative effect of accounting
     change (Note 6)                                                      -              -            992
                                                                   --------        -------        -------

        Net earnings (loss)                                         $(1,495)       $ 2,190        $ 3,806
                                                                    =======        =======        =======


                                                           (continued)

                         COLUMBUS ENERGY CORP.

                                                                              Year Ended November 30,
                                                                      -------------------------------------
                                                                      1995           1994           1993
                                                                      ----           ----           ----
                                                                     (in thousands, except per share data)
Earnings (loss) per share:
  Before cumulative effect of
    accounting change                                               $  (.48)       $   .67        $   .83
  Cumulative effect of
    accounting change                                                    --             --            .29
                                                                    -------        -------        -------
         Net earnings (loss)                                        $  (.48)       $   .67        $  1.12
                                                                    =======        =======        =======

Average number of common and
  common equivalent shares
  outstanding                                                         3,143          3,269          3,404
                                                                    =======        =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                         COLUMBUS ENERGY CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Three Years Ended November 30, 1995

                                                                             Cumalative
                                                                Retained       Foreign
                                 Common Stock     Additional    Earnings      Currency      Treasury Stock
                               -----------------    Paid-In   (Accumulated)  Translation   -----------------
                               Shares     Amount    Capital      Deficit)    Adjustments   Shares     Amount
                               ------     ------  ----------  -------------  -----------   ------     ------
                                                 (dollar amounts in thousands)
Balances,
  December 1, 1992           2,967,144    $  593   $ 13,163     $  (651)      $  (481)     295,201   $(1,555)

Cumulative effect of
  accounting change
  (Note 6)                           -         -        125           -           102            -         -
Exercise of employee
  stock options                263,300        53      1,323           -             -            -         -
Tax benefit of
  disqualifying disposition
  of incentive stock options         -         -        165           -             -            -         -
Adjustment for
  foreign currency
  translation, net of
  $30,000 income tax                 -         -          -           -           (49)           -         -
Purchase of shares                   -         -          -           -             -      259,546    (2,390)
Shares issued for Stock
  Purchase Plan                  4,512         1         47           -             -       (1,140)        6
Termination of ESOP                  -         -          -           -             -      (21,870)        -
Income tax benefit of
  loss carryforwards
  arising prior to
  quasi-reorganization               -         -        142           -             -            -         -
Net earnings                         -         -          -       3,806             -            -         -
                             ---------    ------   --------     -------       -------     --------   -------
Balances,
  November 30, 1993          3,234,956       647     14,965       3,155          (428)     531,737    (3,939)

Exercise of employee
  stock options                 35,730         7        185           -             -            -         -
Tax benefit of
  disqualifying disposition
  of incentive stock options         -         -         29           -             -            -         -
Adjustment for foreign
  currency translation, net
  of $43,000 income tax              -         -          -           -           (68)           -         -
Purchase of shares                   -         -          -           -             -       83,674      (781)
Shares issued for Stock
  Purchase Plan                 11,423         2        111           -             -       (2,875)       22
10% stock dividend                   -         -        515      (2,531)            -     (269,777)    2,014

                                                           (continued)

                         COLUMBUS ENERGY CORP.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (continued)
              For The Three Years Ended November 30, 1995

                                                                             Cumalative
                                                                Retained       Foreign
                                 Common Stock     Additional    Earnings      Currency      Treasury Stock
                               -----------------    Paid-In   (Accumulated)  Translation   -----------------
                               Shares     Amount    Capital      Deficit)    Adjustments   Shares     Amount
                               ------     ------  ----------  -------------  -----------   ------     ------
                                                 (dollar amounts in thousands)
Shares issued for
  Incentive Bonus Plan
  and directors' fees                -         -          -           -             -       (8,162)       57
Income tax benefit of
  loss carryforwards
  arising prior to
  quasi-reorganization               -         -         50           -             -            -         -
Net earnings                         -         -          -       2,190             -            -         -
                             ---------    ------   --------     -------       -------     --------   -------

Balances,
  November 30, 1994          3,282,109    $  656   $ 15,855     $ 2,814        $ (496)     334,597   $(2,627)

Exercise of employee
  stock options                 35,658         8        158           -             -            -         -
Adjustment for
  foreign currency
  translation, net of
  $326,000 income tax                -         -          -           -           496            -         -
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options                            -         -         25           -             -            -         -
Purchase of shares                   -         -          -           -             -      246,631    (1,860)
Shares issued for Stock
  Purchase Plan                 10,813         2         85           -             -       (2,719)       22
Dividend related to
  Resources rights
  offering (Note 1)                  -         -          -        (582)            -            -         -
10% stock dividend                   -         -       (202)     (2,115)            -     (291,399)    2,314
Shares issued for
  Incentive Bonus Plan,
  directors' fees
  and retirement                     -         -        (79)          -             -      (26,679)      207
                             ---------    ------   --------     -------       -------     --------   -------
Net loss                             -         -          -      (1,495)            -            -         -

Balances,
  November 30, 1995          3,328,580    $  666    $15,842     $(1,378)       $  -0-      260,431   $(1,944)
                             =========    ======   ========     =======       =======     ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

                         COLUMBUS ENERGY CORP.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended November 30,
                                                                                -------------------------
                                                                           1995           1994           1993
                                                                           ----           ----           ----
                                                                                     (in thousands)
Net earnings (loss)                                                      $(1,495)       $ 2,190        $ 3,806
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation, depletion, and
     amortization                                                          2,757          2,965          2,470
    Cumulative effect of accounting change (Note 6)                            -              -           (992)
    Impairments and loss on asset dispositions                             3,055              6            264
    Deferred income tax provision                                           (576)           889            897
    Exploration expense, noncash portion                                      69            139              -
    Other                                                                    110             65             23

Changes in operating assets and liabilities:
    Accounts receivable                                                      411            264           (974)
    Other current assets                                                      40             23             55
    Accounts payable                                                         147           (445)           165
    Undistributed oil and gas production receipts                            (89)           125           (285)
    Accrued production and property taxes                                    (35)           (33)           118
    Prepayments from joint interest owners                                  (264)            27             26
    Income taxes payable (receivable)                                        (32)            66            (36)
    Other current liabilities                                               (169)           (87)             3
                                                                         -------        -------        -------
                                                                               9            (60)          (928)
                                                                         -------        -------        -------
    Net cash provided by operating activities                              3,929          6,194          5,540
                                                                         -------        -------        -------
Cash flows from investing activities:
    Proceeds from sale of assets                                              34              7            279
    Proceeds from sale of Resources
      common stock, net of cash                                            4,075              -              -
    Additions to oil and gas properties                                   (4,144)        (7,044)        (5,775)
    Additions to other assets                                                (84)          (157)          (156)
                                                                         -------        -------        -------
         Net cash used in investing activities                              (119)        (7,194)        (5,652)
                                                                         -------        -------        -------
Cash flows from financing activities:
    Proceeds from long-term debt                                           2,090          2,200          2,600
    Reduction in long-term debt                                           (4,690)        (1,200)        (1,500)
    Proceeds from exercise of stock options                                  209            271          1,268
    Purchase of treasury stock                                            (1,830)          (750)        (2,289)
    Other                                                                     (2)            (2)             -
                                                                         -------        -------        -------
    Net cash provided by (used in)
      financing activities                                                (4,223)           519             79
                                                                         -------        -------        -------
    Effect of exchange rate on cash                                            8            (19)            (3)
                                                                         -------        -------        -------
Net decrease in cash and cash equivalents                                   (405)          (500)           (36)
Cash and cash equivalents at beginning of year                             1,819          2,319          2,355
                                                                         -------        -------        -------
Cash and cash equivalents at end of year                                 $ 1,414        $ 1,819        $ 2,319
                                                                         =======        =======        =======

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                                           $   214        $   235        $   119
                                                                         =======        =======        =======
      Income taxes (net of refunds)                                      $    82        $   225        $   374
                                                                         =======        =======        =======

Supplemental disclosure of non-cash
  investing and financing activities:
    Non-cash compensation expense
      related to common stock                                            $   162        $    65        $    61
                                                                         =======        =======        =======
    Oil and gas property additions                                       $   185        $     -        $     -
                                                                         =======        =======        =======
    Dividend for Resources rights                                        $   582        $     -        $     -
                                                                         =======        =======        =======



The accompanying notes are an integral part of these consolidated financial statements

                         COLUMBUS ENERGY CORP.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  FORMATION AND OPERATIONS OF THE COMPANY

     Columbus Energy Corp. ("Columbus") was incorporated as a Colorado corporation on October 7, 1982 primarily to explore for, develop, acquire and produce oil and gas reserves. Columbus' wholly-owned subsidiaries are CEC Resources Ltd. ("Resources") and Columbus Gas Services, Inc. ("CGSI"). Resources activity was only included through February 24, 1995 when it was divested by Columbus by a rights offering to its shareholders (see below). Columbus and its subsidiaries are referred to in these Notes to the Financial Statements as the "Company".

     As of June 1, 1985, Consolidated Oil & Gas, Inc. formed a master limited partnership, Consolidated Energy Partners L.P. (the "Partnership" or "CPS"). Under the terms of the Partnership agreement, Columbus was made the managing general partner and as such had all management authority with respect to the operations of CPS. Consolidated served as an associate general partner of CPS. Columbus owned 1% and also served as the managing general partner of Consolidated Operating Partners L.P. ("COP") which was 99% owned by CPS as its sole limited partner. During 1989, the oil and gas properties of COP were sold and both CPS and COP were dissolved effective November 30, 1989 (see Note 4).

     On February 24, 1995, Columbus completed a rights offering to the Columbus shareholders to purchase one share of Resources at U.S.$3.25 cash plus two subscription rights. One right was distributed as a dividend for each share held of record on January 27, 1995. All 1,500,000 shares of Resources common stock were subscribed (and oversubscribed) yielding an aggregate of $4,875,000. The total value assigned to the rights on its books was $582,000 for the dividend portion of the purchase of Resources shares. A deduction of $126,000 for the costs of the offering was recorded. No gain or loss can be recognized for book purposes in a spin-off. The combination of the cash offering price of $3.25 per share plus the value of the rights dividend assigned was equal to the U.S. historical book cost of Columbus' investment in Resources. No taxes are due Revenue Canada as a result of this divestiture of common stock because the tax basis exceeds the proceeds received upon disposition.

(2)  ACCOUNTING POLICIES

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of managements' estimates. The following is a summary of the significant accounting policies followed by the Company.

                         COLUMBUS ENERGY CORP.

     Consolidation
     -------------

     The accompanying consolidated financial statements include the accounts of Columbus and its wholly-owned subsidiaries, CGSI and Resources through February 24, 1995. All significant intercompany balances have been eliminated in consolidation.

     Cash Equivalents
     ----------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Hedging activities are included in cash flow from operations in the cash flow statements.

     Oil and Gas Properties
     ----------------------

     The Company follows the successful efforts method of accounting. Lease acquisition and development costs (tangible and intangible) for expenditures relating to proved oil and gas properties are capitalized. Delay and surface rentals are charged to expense in the year incurred. Dry hole costs incurred on exploratory operations are expensed. Dry hole costs associated with developing proved fields are capitalized. Expenditures for additions, betterments, and renewals are capitalized. Geological and geophysical costs are expensed when incurred.

     Upon sale or retirement of proved properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to income if significant. Abandonment, restoration, dismantlement costs and salvage value are taken into account in determining depletion rates. These costs are generally about equal to the proceeds from equipment salvage upon abandonment of such properties. Maintenance and repairs are charged to operating expenses.

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

                         COLUMBUS ENERGY CORP.

     The Company uses crude oil and natural gas hedges to manage price exposure. Realized gains and losses on the hedges are recognized in oil and gas sales as settlement occurs.

     The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1995 and 1994.

     Effective for the fourth quarter beginning September 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement prescribes the accounting for the impairment of long-lived assets, such as oil and gas properties. An impairment loss is reported as a component of income from continuing operations. Adoption of this statement resulted in an impairment loss (non-cash charge) of $3,055,000 for the fourth quarter 1995 and was recognized as impairment expense to the oil and gas business segment. The Company reviewed the impairment of oil and gas properties for each successful efforts pool. The B. R. Cox field in Texas and the Oklahoma, New Mexico and North Dakota property pools were determined to be impaired and an impairment loss equal to the difference between the carrying value and the fair value of the pool was recognized. Fair value was estimated to be a discounted present value of expected future net cash flows with appropriate risk consideration over the economic life of the reserves.

     Quasi-reorganization
     --------------------

     In fiscal 1988, the Board of Directors adopted a corporate resolution which approved a quasi-reorganization effective December 1, 1987 and transferred $13,441,000 from additional paid-in capital to offset the accumulated deficit.

     Other Property and Equipment
     ----------------------------

     Gains and losses from retirement or replacement of other properties and equipment are included in income. Betterments and renewals are capitalized. Maintenance and repairs are charged to operating expenses.

                         COLUMBUS ENERGY CORP.

     Income Taxes
     ------------

     The Company files a consolidated income tax return with CGSI. Resources, its Canadian subsidiary, was also included in the consolidated U.S. income tax return through February 24, 1995 before terminating with completion of the divestiture. Resources was also subject to tax under applicable Canadian tax law. Columbus and its consolidated subsidiary have executed a tax allocation agreement which provides for an allocation and payment of U.S. income taxes based upon each Company's separate tax liability calculation.

     Foreign Currency Translation
     ----------------------------

     Canadian assets and liabilities were translated into U.S. dollars using the exchange rate in effect at year end. Canadian revenues and expenses were translated using average exchange rates for each period. Adjustments resulting from these translations were accumulated in a separate component of stockholders' equity. Foreign currency transaction gains or losses, which primarily represented exchange gains or losses resulting from the denomination of current intercompany balances into U.S. dollars, were included in determining net income for prior period. Such gains or losses are not significant for the periods presented.

     Operating and Management Services
     ---------------------------------

     The Company recognizes revenue for operating and management services provided to other companies and non-operating interest owners in which the Company has no economic interest. The Company receives overhead fees, management fees and revenues related to gas marketing, compression and gathering.

     The cost of providing such services is expensed and shown as "operating and management services" cost.

     Earnings Per Share
     ------------------

     Earnings per share are computed using the weighted average number of common shares outstanding. Stock options are included as common stock equivalents, when dilutive, using the treasury stock method. Historical amounts have been adjusted for the 10% stock dividend distributions, in 1995 and 1994.

                         COLUMBUS ENERGY CORP.

Accounting for Stock-Based Compensation
- ---------------------------------------

     The Financial Accounting Standards Board issued Statement No. 123 on the "Accounting for Stock-Based Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and is effective for the Company's 1997 fiscal year unless adopted earlier. The Company has not decided if it will adopt this standard or simply make pro forma disclosures as the alternative provided by the standard.

(3)  OIL AND GAS PRODUCING ACTIVITIES

     The following tables set forth the capitalized costs related to oil and gas producing activities, costs incurred in oil and gas property acquisition, exploration and development activities, and results of operations for producing activities:

                                         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                                                                (in thousands)

                                              November 30, 1995              November 30, 1994
                                          -------------------------      -------------------------
                                                   United                         United
                                          Total    States    Canada      Total    States    Canada
                                          -----    ------    ------      -----    ------    ------
Proved properties<F1>                    $22,153  $22,153    $   --     $29,688  $22,596   $ 7,092
Unproved properties                           91       91        --         159      105        54
                                         -------  -------    ------     -------  -------   -------

                                          22,244   22,244        --      29,847   22,701     7,146

Less accumulated depreciation,
  depletion, amortization and
  valuation allowance(a)                  (9,414)  (9,414)       --     (11,368)  (8,632)   (2,736)
                                         -------  -------    ------     -------  -------   -------

Total net properties                     $12,830  $12,830    $   --     $18,479  $14,069   $ 4,410
                                         =======  =======    ======     =======  =======   =======

<F1>  During 1994 U.S. fully depleted properties were written-off.

                         COLUMBUS ENERGY CORP.

          COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                EXPLORATION AND DEVELOPMENT ACTIVITIES
                            (in thousands)

                                                       Year Ended November 30,
                      ----------------------------------------------------------------------------------------
                                 1995                           1994                             1993
                      -------------------------      -------------------------       -------------------------
                               United                         United                          United
                      Total    States    Canada      Total    States    Canada       Total    States    Canada
                      -----    ------    ------      -----    ------    ------       -----    ------    ------
Property acquisition
  costs:

     Proved          $1,443   $1,443     $   -       $2,501  $ 2,501    $    -      $  871    $  871    $   -

     Unproved            85       85         -           96       59        37         525       455        70

Exploration costs       245      196        49          600      464       136         165        85        80

Development costs     2,843    2,771        72        3,885    2,360     1,525       4,434     3,876       558
                     ------   ------     -----        -----   ------    ------       -----    ------    ------
Total costs
  incurred           $4,616   $4,495    $  121       $7,082   $5,384    $1,698      $5,995    $5,287     $ 708
                     ======   ======    ======       ======   ======    ======      ======    ======     =====


            RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                            (in thousands)

                                                       Year Ended November 30,
                      ----------------------------------------------------------------------------------------
                                 1995                           1994                             1993
                      -------------------------      -------------------------       -------------------------
                               United                         United                          United
                      Total    States    Canada      Total    States    Canada       Total    States    Canada
                      -----    ------    ------      -----    ------    ------       -----    ------    ------
Sales                 $7,902   $ 7,269   $  633     $11,227  $ 8,798   $ 2,429      $11,138  $ 8,730   $ 2,408

Production (lifting)
  costs<F1>            2,591     2,343      248       3,089    2,285       804        3,253    2,340       913

Exploration expenses     245       196       49         600      464       136          165       85        80

Impairment of long-
  lived assets         3,055     3,055        -           -        -         -            -        -         -

Depreciation,
  depletion and
  amortization<F2>     2,543     2,410      133       2,742    2,355       387        2,254    1,903       351
                      ------    ------    -----       -----   ------    ------       ------   ------    ------
                        (532)     (735)     203       4,796    3,694     1,102        5,466    4,402     1,064

Imputed income
  tax<F3>               (138)     (209)      71       1,691    1,311       380        1,726    1,466       260
                      ------    ------    -----       -----   ------    ------       ------   ------    ------

Results of operations
  from producing
  activities
  (excluding overhead
   and interest
   costs)            $ (394)    $ (526)   $ 132     $ 3,105   $2,383   $   722      $ 3,740  $ 2,936   $   804
                     ======     ======    =====     =======   ======   =======      =======  =======   =======

<F1>  Production costs include lease operating expenses, production and property taxes
<F2>  Amortization expense per equivalent barrel of production:
      1995 - $3.83   1994 - $2.78    1993 - $2.73
<F3>  The imputed income tax is hypothetical and determined without regard to the Company's deduction for general and administrative expense, interest costs and other items.

                         COLUMBUS ENERGY CORP.

     For the years ended November 30, 1995, 1994 and 1993, the Company had the following customers who purchased production equal to more than 10% of its total revenues. The following table shows the amounts purchased by each customer.

                           1995                   1994                    1993
                   --------------------   --------------------   --------------------
                   Amount     % Revenue   Amount     % Revenue   Amount     % Revenue
                   ------     ---------   ------     ---------   ------     ---------
Customer A         $2,027       27.9%     $1,755       13.4%     $ 2,881      25.9%
Customer B          2,635       36.2       4,072       31.0        2,740      24.6
Customer C          1,046       14.4       1,423       10.8        1,487      13.3

     In the Company's judgment, termination by any purchaser under which its present sales are made would not have a material impact upon its ability to sell its production to another purchaser at similar prices.

(4)  INVESTMENT IN PARTNERSHIP

     Columbus was formerly the managing general partner of CPS, and also operated almost all oil and gas properties owned by its subsidiary partnership, COP. When these partnerships were dissolved effective November 30, 1989, no partners received a cash distribution from their investment in CPS as the proceeds from the sale of the properties were less than the bank debt and other partnership liabilities.

      Columbus, as managing general partner of COP, and Columbus as managing general partner and Consolidated as associate general partner of CPS had an obligation to pay for the respective partnership's costs incurred. Included in other current liabilities as of November 30, 1994 and 1995 is $122,000 and $16,000, respectively, which represented remaining cash available to pay any valid claims that might become payable related to either liquidation or prior operations. During 1995, a settlement was reached with Jicarilla Apache Tribe relative to their claims for additional royalty owed for the period 1985 through 1992 from gas wells on their leaseholds in which COP owned varying interests and Columbus was operator. COP's share of the settlement was $95,000 which was paid from the available $122,000 on hand.

                         COLUMBUS ENERGY CORP.

(5)  LONG-TERM DEBT

     The Company has a Credit Agreement ("Agreement") with Norwest Bank Denver, N.A. ("Bank") having a borrowing base which has been recently reduced at the request of Columbus to $7,000,000, which is subject to semi-annual redetermination for any increase or decrease. On January 5, 1996 the Credit Agreement was amended to extend the revolving period and maturity date. The loan now revolves until July 1, 1997 and then in its entirety converts to an amortizing term loan which matures July 1, 2000. The credit is collateralized by a first lien on U.S. oil and gas properties. The interest rate options are the Bank's prime rate or LIBOR plus 1 3/4%. In addition, a commitment fee of 1/4 of 1% of the average unused portion of the credit is payable quarterly.

     At November 30, 1995 outstanding borrowings on the revolving line of credit were $1,600,000 and the unused borrowing base available was $5,400,000 and the $1,600,000 bore interest at LIBOR rates of 5.82% plus 1 3/4%.

     The Agreement as amended provides that certain financial covenants be met which include a minimum net worth of $8,300,000 plus 50% of cumulative net income after November 30, 1991, a quarterly calculation of a current ratio of not less than 1.0:1.0 and a ratio of funded debt to consolidated net worth not greater than 1.25:1.00. Columbus has complied with these covenants. Under the terms of the Agreement, Columbus is permitted to declare and pay a dividend in cash so long as no default has occurred or a mandatory prepayment of principal is pending.

     The scheduled payments of long-term debt are as follows (in thousands):

Year ending November 30,:

                    1996              $     -
                    1997                  178
                    1998                  533
                    1999                  533
                    2000                  356
                                      -------

                         Total        $ 1,600
                                      =======

                         COLUMBUS ENERGY CORP.

(6)  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                 1995           1994           1993
                                                                 ----           ----           ----
     Current:
        Federal                                                 $    -         $   57         $   75
        Foreign (Canada)                                            29            162            116
        State                                                       20             72            160
                                                                ------         ------         ------
                                                                    49            291            351
                                                                ------         ------         ------

     Deferred:
        Federal                                                   (620)           636            723
        Foreign (Canada)                                            44            253            174
                                                                ------         ------         ------
                                                                  (576)           889            897
                                                                ------         ------         ------

     Total income tax
        (benefit) expense                                       $ (527)        $1,180         $1,248
                                                                ======         ======         ======

     The components of earnings (loss) before income taxes are (in thousands):

                                                                 1995           1994           1993
                                                                 ----           ----           ----
     U.S.                                                      $(2,231)        $2,167        $ 2,873
     Canada                                                        209          1,203          1,189
                                                               -------         ------        -------

     Total                                                     $(2,022)        $3,370        $ 4,062
                                                               =======         ======        =======

     Total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                                                       Percent of Pretax Earnings
                                                                  ----------------------------------
                                                                  1995           1994           1993
                                                                  ----           ----           ----
     U.S. Statutory rate                                           (34)%           34%            34%
     Foreign taxes (Canada)                                          4             12              7
     State income taxes                                             (4)             2              4
     Change to post-1987
       carryforwards                                                13             (7)            (8)
     Percentage depletion                                           (5)            (4)             -
     Foreign tax credit/deduction                                   (4)            (4)            (7)
     Other                                                           4              2              1
                                                                   ---            ---            ---

     Effective rate                                                (26)%           35%            31%
                                                                   ===            ===            ===

                         COLUMBUS ENERGY CORP.

     The Company files a consolidated income tax return with its subsidiary and has executed a tax allocation agreement which provides for an allocation and payment of U.S. income taxes based upon each company's separate tax liability calculation.

     The net operating loss carryforwards and percentage depletion deductions are for U.S. tax purposes only. For Canadian income tax purposes, when the annual taxable income of Resources exceeded its available Canadian tax allowances and deductions for that year, current income taxes were provided and a tax liability recorded. Canadian taxes were currently payable in 1994 and 1993. Consolidated U.S. income taxes are payable only when taxable income exceeds available U.S. net operating loss carryforwards and other credits.

     Pursuant to provisions enacted as part of the Tax Reform Act of 1986, utilization of these corporate tax carryforwards in any one taxable year is limited if a corporation experiences a 50% change of ownership. Columbus experienced such a change of ownership in October, 1987 effectively limiting the utilization of pre-change ownership net operating losses to approximately $900,000 in each subsequent year. Subsequent additional ownership changes accumulated to more than 50% by August 25, 1993 thereby causing a second ownership change to occur. This second change limited the utilization of post-1987 net operating losses to $1,300,528 in 1993 and $848,137 in 1994 so that Columbus was not able to utilize the remaining post-1987 net operating loss carryforwards of approximately $593,000 until fiscal 1995 or later.

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") effective December 1, 1992. SFAS 109 requires the asset and liability approach be used to account for income taxes. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. U.S. tax assets (net of a valuation allowance) primarily result from net operating loss carryforwards, percentage depletion and certain accrued but unpaid employee benefits. U.S. deferred tax liabilities result from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes. Canadian deferred tax assets consisted of the tax attributes of carryforward costs that had expended but not yet utilized as tax deductions while deferred tax liabilities resulted from temporary differences in amortization of costs.

                         COLUMBUS ENERGY CORP.

     Because of the Company's previous 1987 quasi-organization, the adoption of SFAS 109 requires the Company to report the effect of its net deferred tax asset arising prior to December 1, 1987 as an increase in stockholders' equity rather than as an increase to net earnings. The net deferred tax asset arising subsequent to the quasi-reorganization was a credit to income and was reported separately as a "cumulative effect of change in method of accounting for income taxes".

     The cumulative effect (benefit) of $992,000 related to the post-quasi-reorganization net deferred tax asset resulting from adoption of SFAS 109 was recognized in the first quarter of 1993. The cumulative effect (benefit) of $125,000 related to the pre-quasi-reorganization net deferred tax asset was credited to additional paid-in capital in stockholders' equity. In addition, the cumulative effect (benefit) of $102,000 related to foreign currency translation adjustment was credited to that account in stockholders' equity. The total benefit of $1,219,000 was recorded as a deferred tax asset.

                         COLUMBUS ENERGY CORP.

     During fiscal 1995, certain U.S. tax assets (shown in the table below) were utilized. Projected taxable income caused the Company to increase the valuation allowance during the year by $96,000 which increased from the net loss.

     The tax effect of significant temporary differences representing U.S. deferred tax assets and liabilities and changes were as follows (in thousands):

                                                                                 Current Year
                                                                         -------------------------
                                                          Dec. 1,        Stockholders'                   Nov. 30,
                                                           1994             Equity      Operations         1995
                                                          -------        -------------  ----------       --------
Deferred tax assets:
  Pre-1987 loss carryforwards                              $1,976           $  -         $    -         $1,976
  Post-1987 loss carryforwards                                219              -            501            720
  Percentage depletion
    carryforwards                                             782              -            112            894
  State income tax loss
    carryforwards                                              33              -            164            197
  Canadian deferred taxes                                     233              -           (233)             -
  Other                                                       252              -             (7)           245
  Foreign currency translation
    adjustment                                                326           (326)<F1>         -              -
                                                           ------         ------         ------         ------
               Total                                        3,821           (326)           537          4,032
     Valuation allowance                                   (1,641)             - <F2>       (96)        (1,737)
                                                           ------         ------         ------         ------
          Deferred tax assets                               2,180           (326)           441          2,295
                                                           ------         ------         ------         ------
  Tax benefit of disqualifying
    disposition of incentive
    stock options                                               -             25 <F2>       (25)             -
                                                           ------         ------         ------         ------

Deferred tax liabilities-
  Depreciation, depletion and
    amortization and other                                 (1,861)             -            204         (1,657)
                                                           ------         ------         ------         ------
    Net tax asset                                          $  319         $ (301)        $  620         $  638
                                                           ======         ======         ======         ======
____________________

<F1>  Foreign currency translation adjustment for divestiture of Resources.
<F2>  Credited to additional paid-in capital.

     The Company has approximate net operating loss carryforwards (in thousands) available at November 30, 1995 as follows:

                                              Net
          Expiration Year               Operating loss
          ---------------               --------------

               1999                         $4,517
               2000                            907
               2001                            386
               2003                            478
               2004                            115
               2010                          1,525
                                           -------
                                           $ 7,928
                                           =======

                         COLUMBUS ENERGY CORP.

     For U.S. Alternative Minimum Tax purposes the Company had net operating loss carryforwards of approximately $8,500,000 as of November 30, 1995. The Company also has percentage depletion carryforwards of $2,300,000 which do not expire. State income tax operating loss carryforwards of approximately $3,400,000 are available at November 30, 1995.

     The tax effect of significant temporary differences representing Canadian deferred tax assets and liabilities and charges were as follows (in thousands):

                                                                        Foreign
                                                                        Exchange        Current
                                                           Dec. 1,    Translation         Year        Nov. 30,
                                                            1994       Adjustment       Activity        1995
                                                           -------    -----------       --------      --------
Deferred tax liabilities -
  Temporary differences                                    $  616        $     -         $ (616)        $    -
                                                           ------        -------         ------        -------

Deferred tax asset -
  Alberta Royalty tax
    deduction                                                   2              -             (2)             -
                                                           ------        -------         ------        -------

    Net deferred income
      taxes                                                $  614        $     -         $ (614)       $    -
                                                           ======        =======         ======        =======

     The Canadian carryforwards were utilized to the extent possible to reduce Canadian taxable income. U.S. taxable income, which included Canada in consolidation until the sale of Resources shares on February 24, 1995, was reduced by the Canadian taxes paid using a foreign tax deduction or as a foreign tax credit. Therefore, the consolidated tax benefit realized was insignificant.

                         COLUMBUS ENERGY CORP.

     The earnings before income taxes for financial statements differed from taxable income as follows (in thousands):

                                                                 1995           1994           1993
                                                                 ----           ----           ----
Earnings loss) before income taxes
  per financial statements                                     $(2,022)        $3,370         $4,062

Differences between income
  before taxes for financial
  statement purposes and
  taxable income:
  Intangible drilling costs
    deductible for taxes                                        (3,125)        (2,372)        (1,764)
  Excess of book over tax
    depletion, depreciation
    and amortization                                               607          1,020          1,225
  Disqualifying disposition of
    incentive stock options                                        (88)           (76)          (430)
  Impairment expense                                             3,055              -              -
  Lease abandonments                                              (258)             -              -
  Dividend of rights of Resources                                  234              -              -
  Other                                                             72           (105)            23
                                                               -------         ------         ------
Federal taxable income                                         $(1,525)        $1,837         $3,116
                                                               =======         ======         ======

     Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Based upon the proved reserves as of November 30, 1995 as well as contemplated drilling activities, but excluding revenues from any possible future increase in proved reserves, management believes that taxable income during the carryforward period will be sufficient to partially utilize the NOL's before they expire. Of the total valuation allowance of $1,737,000 as of November 30, 1995, $1,407,000 relates to pre-quasi-reorganization tax assets and the balance of $330,000 relates to post-quasi-reorganization tax assets. In future periods, reduction of the pre-quasi-reorganization portion of the valuation allowance will be credited to additional paid-in capital and reduction of the post-quasi-reorganization portion of the valuation allowance will be credited to income.

                         COLUMBUS ENERGY CORP.

     Estimates of future taxable income are subject to continuing review and change because oil and gas prices fluctuate, proved reserves are developed or new reserves added as a result of future drilling activities, and operation and management services revenue and expenses vary. A minimum level of $11,000,000 of future taxable income will be necessary to enable the Company to fully utilize the net operating loss carryforwards and realize the gross deferred U.S. tax assets of $4,032,000. This level of income can be achieved using the value of proved reserves reported in the year end November 30, 1995 standardized measure of net cash flows but this does not give total assurance that sufficient taxable income will be generated for total utilization because of the volatility inherent in the oil and gas industry which makes it difficult to project earnings in future years due to the factors mentioned above. There is a net deferred tax asset of $638,000 calculated as of November 30, 1995, after deducting the valuation allowance. The valuation allowance was increased a net $96,000 even after a reduction of $233,000 which originally had been the amount provided for the Canadian deferred taxes and was no longer needed following the divestiture.

                         COLUMBUS ENERGY CORP.

(7)  RELATED PARTY TRANSACTIONS

     Columbus, as managing general partner, previously had certain responsibilities to CPS and COP. Additionally, Columbus is contingently liable for any debts and obligations of COP, excluding the non-recourse long-term debt to the bank, even though there has been a dissolution of CPS and COP. This would only occur after liquidation proceeds available have been exhausted. Columbus is not aware of any such debts or obligations of COP that it may be liable for that would exceed the amount available therefor.

     Certain direct and indirect general and administrative costs incurred by CPS and COP were paid for by Columbus and reimbursed by CPS and COP. The following table sets forth reimbursements (included with operating and management services revenue) received for each period from COP.

                                                G & A
                                              Allocated
                                              ---------

     Year Ended November 30, 1995              $ 11,000
     Year Ended November 30, 1994                22,000
     Year Ended November 30, 1993                10,000

     Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $213,000 for the nine months in 1995 following the divestiture of Resources.

(8)  CAPITAL STOCK

     Columbus has several stock option plans with outstanding options. Under the 1985 Plan, options for 87,360 shares were exercisable at November 30, 1995. No additional options may be granted under the 1985 Plan. At November 30, 1994, 29,014 shares were available for granting of options and 179,632 shares were exercisable.

     Under the 1995 Plan, 220,185 shares were available for granting of options, and options for 166,830 shares were exercisable at November 30, 1995.

     The Board of Directors has granted nonqualified stock options of which there were 5,296 exercisable at November 30, 1995 and 116,809 shares exercisable at November 30, 1994.

                         COLUMBUS ENERGY CORP.

     Options are granted at 100% of fair market value on date of grant. The following table represents a summary of stock option transactions for the three years ended November 30, 1995:

                                            Shares              Option Price
                                          ---------          -----------------
November 30, 1992                          436,562             $3.72 to $5.89
   Granted                                  92,141              7.70 to  8.42
   Exercised                              (318,593)             3.72 to  7.70
   Expired                                 (30,092)             4.13 to  5.89
                                          --------

Balance, November 30, 1993                 180,018              3.72 to  8.42
   Granted                                 202,829              8.26 to  8.47
   Exercised                               (39,924)             4.13 to  7.70
   Expired                                  (5,897)             4.86 to  8.26
                                          --------

Balance, November 30, 1994                 337,026              3.72 to  8.47
   Granted                                 181,965              6.44 to  7.94
   Exercised                               (40,227)             3.72 to  5.89
   Expired, exchanged or
      surrendered                         (196,745)             5.89 to  8.47
                                          --------

Balance, November 30, 1995                 282,019              4.34 to  8.47
                                          ========

     As of August 1, 1995, the Board of Directors authorized new stock options at the closing price ($6.625) on that date in an amount equal to 80% of previously granted stock options that could be surrendered at the election of the holder provided that the holder also had his monthly salary reduced as a part of the downsizing and administrative cost reduction program. Share options in the amount of 170,521 granted at prices from $5.87 to $8.47 were canceled and 66,015 share options were reissued as of August 1, 1995 and 70,400 share options were reissued on February 5, 1996 at the then fair market value of the Company shares.

     On October 28, 1992, the Board of Directors approved an Employee Stock Purchase Plan ("Plan") to begin January 1, 1993, which was approved by the shareholders at the 1993 annual meeting. Under the Plan a total of 220,000 shares were reserved from authorized unissued common stock from which payments by participants into the Plan will be utilized to purchase shares and the Company will contribute an amount of shares equivalent to 25% of those payments with vesting to occur semi-annually which will be issued out of the Company's treasury stock. For the fiscal 1995 and 1994 years a total of $17,000 and $24,000 match, respectively, was accrued as expense by the Company. The price of the shares will be the average trading price during each six month purchase period or the ending price, whichever is less. During fiscal 1994 a total of 14,298 shares were purchased (2,875 shares from treasury stock for the Company contribution of 25%) at an average cost of $9.43 per share. During fiscal 1995 a total of 13,532 shares were purchased (2,719 shares from treasury stock for the Company contribution of 25%) at an average cost of $8.01 per share.

                         COLUMBUS ENERGY CORP.

     The Company previously had an Employee Stock Ownership Plan ("ESOP"), for Columbus and its domestic subsidiaries from 1987 until its termination effective November 30, 1992. At November 30, 1992 upon termination of the ESOP, the outstanding ESOP loan balance of $394,104 was paid and 76,229 shares not paid for or allocated to the ESOP participants were returned to Columbus as treasury stock (reduced by 21,870 shares in 1993 after final Internal Revenue Service determination).

     During 1993 the Board of Directors authorized purchase from the market up to 350,000 shares of common stock (375,000 shares after stock dividend adjustment) to be held as treasury stock. A total of 249,200 shares were purchased during fiscal 1993 at an average cost of $9.18 per share. During fiscal 1994 an additional 80,500 shares were purchased at an average cost of $9.32 per share. This was followed by 45,300 shares purchased during first quarter 1995 at an average cost of $8.56 per share.

     Another 300,000-share repurchase authorization was approved by the Board in February 1995, restricted to a maximum purchase price of $8.75 per share. A total of 197,900 shares were purchased during fiscal 1995 at an average cost of $7.29 per share.

                         COLUMBUS ENERGY CORP.

(9)  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company's Articles of Incorporation and By-Laws provide for indemnification of its officers, directors, agents and employees to the maximum extent authorized by the Colorado Corporation Code, as amended or as may be amended, revised or superseded. In addition, the Company has entered into individual indemnification agreements with its officers and directors, present and past, which agreements more fully describe such indemnification. The indemnification rights provided under these agreements had been invoked by the officer/director defendants who had been named in the Adversary Proceeding described in Note 10 below and in "Item 3 - Legal Proceedings".

     Lease - In June 1991, Columbus executed a lease for office space for its present building which provides for monthly payments of $11,123, plus inflationary adjustments to an annual base operating expense, for a period of 60 months from October 1991 through October 1996. The total rent expense for 1995, 1994 and 1993 was approximately $126,000, $129,000 and $158,000 respectively. Columbus has renewed the lease for an additional two years through September 1998 at a base rate of $13,536 per month. Future rental payments, without regard to operating cost adjustments, required under this lease as of November 30, 1995 are $138,000, $162,000 and $135,000 for
fiscal years 1996, 1997 and 1998, respectively.

     Columbus is self-insured for medical and dental claims of its U.
S. employees and dependents as well as any former employees or dependents who are eligible and elect coverage under COBRA rules. Columbus pays a premium to obtain both individual and aggregate stop-loss insurance coverage. A liability for claims incurred before year end but not yet paid is included in other current liabilities.

     During 1994, Columbus hedged natural gas prices by selling 100,000 Mmbtu per month for the twelve month period from May 1994 through April 1995 at an average daily price of $2.12 per Mmbtu. The "swap" was matched against the calendar monthly average price on the NYMEX and settled monthly resulting in a gain of $204,600 for the period from May through November 1994 and a gain of $283,900 during fiscal 1995 before its expiration in April 1995. The gains were included in oil and gas sales revenues.

                         COLUMBUS ENERGY CORP.

     The Company recently has entered into two new swaps of natural gas prices by selling 60,000 Mmbtu per month for the period from April 1996 through November 1996 at $1.74 per Mmbtu while the second swap is for the same period and quantity at $1.88 per Mmbtu. These amounts represent approximately 65% of Columbus' current gas production. To partially protect itself against possible escalating gas prices in October and November 1996, the Company purchased NYMEX futures contracts for two months for 60,000 Mmbtu of natural gas at $1.805 and $1.875, respectively. These options can limit the Company's potential loss for those two months to the difference between those prices and the $1.74 Mmbtu price of the original swap.

     Columbus also has entered into a swap of crude oil prices by selling 10,000 barrels per month for the twelve month period from January 1996 through December 1996 at an average daily price of $17.25 per barrel with a cap of $19.50 on the upside should crude oil futures soar as a result of some world calamity. This amount represents approximately 50% of its current monthly production. The difference between the hedge price and the actual daily closing price on the NYMEX and is settled monthly. Based upon recent futures prices of crude oil the Company may recognize a loss in the early months but may show a gain in the latter months.

     The Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk which were in the normal course of business to reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involve, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. As calculated as of February 5, 1996, the Company had 1996 natural gas and crude oil swaps with a notional value of approximately $3,808,000 and a market value of approximately $3,686,000. The market value changes constantly and over the term of the contracts could result in a gain for the Company. Should the price of crude oil and natural gas futures be above the swap price each month, then the Company would be exposed to losses but has capped that exposure in the case of crude oil.

     Beginning November 1, 1994, Resources entered into a twelve month firm gas sales agreement which required it to deliver 2.5 Mmcf per day of natural gas from the Carbon plant to a pipeline company. Based upon the terms of the agreement, the average price for the term averaged CDN$1.73 per Mcf. The Company recognized revenue each month as production was sold based upon the fixed and variable prices received until the February divestiture of Resources.

                         COLUMBUS ENERGY CORP.

(10)  LITIGATION

      On April 21, 1993, Columbus was served with a complaint and discovery in a lawsuit styled Michael Mattalino, Bruce L. Davis,
                              ----------------------------------
and Maris E. Penn vs. Columbus Energy Corp., Case No. H-93-1083,
- --------------------------------------------
in the United States District Court, Southern District of Texas. The plaintiffs alleged that in June 1987 Columbus had agreed to assign to them overrides in "all leases acquired and wells drilled" in the original Ulrich Field Extension Prospect acreage, which prospect area included only a portion of the Sralla Road field near Houston, Texas. They further asserted that they were entitled to overrides under any acreage that Columbus might acquire within an originally agreed upon working interest Area of Mutual Interest ("AMI") covering almost 70 square miles and that Columbus had failed to assign to them these additional overrides under additional acquired acreage. The plaintiffs prayer was for specific performance, an accounting and punitive damages. Columbus denied their allegations and claimed they had been assigned all overrides to which they were entitled under the prospect. A second lawsuit was filed by Mattalino, et al in the summer of 1994 which was also dismissed by a settlement agreement executed in September 1994. Provisions of settlement required Columbus to pay $450,000 to the plaintiffs and assign them a 3% overriding royalty interest ("ORRI") effective October 1, 1994 under certain leases on which there were gas wells which had not been previously assigned. Columbus is to withhold 50% of all revenues generated by those newly created 3% ORRI interests until it has recouped $300,000 (which is considered to be an advance ORRI payment) of the $450,000. The settlement costs and recoupment amounts have been and are being shared proportionately with the other working interest owners in the properties. Columbus' share of the entire settlement amount was $227,618 with the non-recoverable portion being $75,873. It also reserved an amount of $100,000 for possible future non-recovery plus interest for its portion of the advance as a litigation expense.

     In February 1994, (as further amended June 1994), a lawsuit was filed in State District Court in Webb County, Texas styled Rancho
                                                           ------
Blanco Corporation v. Columbus Energy Corporation, et al, Case No.
- ------------------ -- -----------------------------------
C-94-99154, which sought and obtained a temporary injunction to stop the Zachry No. 26 well from being produced from the Lobo No. 1 formation. Rancho Blanco Corp. ("RBC") was both a non-consenting 50% working interest owner and a 100% royalty owner in this well. RBC claimed the hole was sidetracked into the same reservoir in which a jointly-owned well was already producing which constituted a breach of the operating agreement contract. It sought damages as well as removal of Columbus as operator for this breach. Columbus' working interest was only 0.44% in the Zachry #26 but it did serve as operator of and owned an interest in several other wells on the Zachry Ranch.

                         COLUMBUS ENERGY CORP.

     During September 1994, RBC and Columbus and all of the other working interest owner defendants entered into mediation proceedings which led to settlement of all disputes between the parties. Columbus agreed to resign as operator of the nine wells which it operated on the ranch for which it received $50,000 compensation. The Zachry 26 well would be allowed to produce and defendants assigned a 10% working interest in the well free of cost to RBC plus $10,000 and agreed to assign RBC a $50,000 production payment out of production from any new wells drilled using Zachry's 3-D seismic payable out of a 15% net revenue interest. These amounts are insignificant to Columbus' 0.44% working interest.

     On October 14, 1993, Columbus was served with a complaint and discovery in a lawsuit styled Porter Farrell II vs. Columbus Energy
                              -------------------------------------
Corp., Cause No. H-93-3153, in the United States District Court,
- -----
Southern District of Texas. By second amended petition served on or about January 20, 1994, Porter Farrell, II added a failure to develop claim of an area of mutual interest to his first claims. Farrell added yet a second lawsuit on September 26, 1994 assigned Cause No. H-94-3303 but both cases were consolidated under the first cause number for purposes of discovery and trial. The case had been scheduled for Federal District Court in Houston in May, 1995 but on April 12, 1995 Columbus' motion for summary judgment was granted and the lawsuit was dismissed. Subsequently on May 10, 1995 the plaintiff filed a Notice of Appeal of this finding by the Federal District Court Judge to the United States Court of Appeals for the 5th Circuit of New Orleans. On January 4, 1996 the plaintiff withdrew the appeal and on January 10, 1996 an Entry of Dismissal was issued.

(11)  DEFINED CONTRIBUTION PENSION PLAN

     The Company has a qualified defined contribution 401(k) plan covering all employees. The Company matches, at its discretion, a portion of a participant's voluntary contribution up to a certain maximum amount of the participant's compensation. The Company's contribution expense was approximately $101,000, $77,000, and $58,000 in the fiscal years 1995, 1994 and 1993, respectively.

                         COLUMBUS ENERGY CORP.

(12)  INDUSTRY SEGMENTS

     The Company operates primarily in two business segments of (1) oil and gas exploration and development, and (2) providing services as an operator, manager and gas marketing advisor.

     Summarized financial information concerning the business segments is as follows:

                                                         1995            1994         1993
                                                         ----            ----         ----
                                                                    (in thousands)
Operating revenues from unaffiliated services<F1>:
     Oil and gas                                        $ 7,927         $11,246      $11,154
     Services                                             1,473           1,895        1,759
                                                        -------         -------      -------

          Total                                         $ 9,400         $13,141      $12,913
                                                        =======         =======      =======

Depreciation, depletion and amortization<F2>:
     Oil and gas                                        $ 2,638         $ 2,788      $ 2,280
     Services                                               119             177          190
                                                        -------         -------      -------

          Total                                         $ 2,757         $ 2,965      $ 2,470
                                                        =======         =======      =======

Operating income (loss):
     Oil and gas                                        $  (602)<F3>    $ 4,770      $ 5,197
     Services                                               337             665          508
     General corporate expenses                          (1,278)         (1,549)      (1,440)
                                                        -------         -------      -------

          Total operating income                         (1,543)          3,886        4,265
Interest expense and other                                  479             516          203
                                                        -------         -------      -------

          Earnings before income taxes                  $(2,022)        $ 3,370      $ 4,062
                                                        =======         =======      =======

Identifiable assets (b):
     Oil and gas                                        $15,238         $20,642      $18,010
     Services                                             3,083           4,313        4,928
     Other corporate                                          -               -            -
                                                        -------         -------      -------

          Total                                         $18,321         $24,955      $22,938
                                                        =======         =======      =======

Additions to property and equipment:
     Oil and gas                                        $ 4,423         $ 6,544      $ 5,974
     Services                                                31              95           12
                                                        -------         -------      -------

          Total                                         $ 4,454         $ 6,639      $ 5,986
                                                        =======         =======      =======

<F1>  Approximately $352,000 of inter-segment revenues are included in service revenues in 1993, $294,000 in 1994 and $105,000 in 1995 and are offset by the same amounts in oil and gas operating expenses.

<F2>  Other property and equipment have been allocated above to the oil and gas and services segment based upon the estimated proportion the property is used by each segment.  Therefore, depletion, depreciation and amortization and identifiable assets do not match the functional allocations in the consolidated financial statements.

<F3>  Includes non-cash impairment loss of $3,055,000.

                         COLUMBUS ENERGY CORP.

     The Company conducted its foreign operations in Canada until February 1995 through its wholly-owned subsidiary, CEC Resources Ltd.


     Summarized financial information concerning the foreign operations which is included in the preceding table is as follows:

                                                       1995           1994         1993
                                                       ----           ----         ----
                                                                 (in thousands)
Operating revenues from unaffiliated
  services<F1>:
    Oil and gas                                       $  639        $ 2,436       $ 2,412
    Services                                             150            563           708
                                                      ------        -------       -------
          Total                                       $  789        $ 2,999       $ 3,120
                                                      ======        =======       =======

Depreciation, depletion and
  amortization:
    Oil and gas                                       $  116        $   325       $   287
    Services                                              17             63            66
                                                      ------        -------       -------
          Total                                       $  133        $   388       $   353
                                                      ======        =======       =======

Operating income:
    Oil and gas                                       $  225        $ 1,171       $ 1,132
    Services                                             106            497           497
    General corporate expenses                          (121)          (457)         (406)
                                                      ------        -------       -------
          Total operating income                         210          1,211         1,223

Interest expense and other                                 1              8            34
                                                      ------        -------       -------

    Earnings before income taxes                      $  209        $ 1,203       $ 1,189
                                                      ======        =======       =======

Identifiable assets:
    Oil and gas                                       $    -        $ 4,680       $ 3,655
    Services                                               -            675           676
                                                      ------        -------       -------
          Total                                       $    -        $ 5,355       $ 4,331
                                                      ======        =======       =======

Additions to property and equipment:
    Oil and gas                                       $   45        $ 1,499       $   623
    Services                                              27             63             5
                                                      ------        -------       -------
          Total                                       $   72        $ 1,562       $   628
                                                      ======        =======       =======

<F1>  Approximately $352,000 of inter-segment revenues are included in services revenues in 1993, $294,000 in 1994 and $105,000 in 1995 and are offset by the same amounts in oil and gas operating expenses.

(13)  CONCENTRATIONS OF CREDIT RISK

     The Company maintains demand deposit accounts with separate banks in Denver, Colorado. The Company also invests cash in the highest rated commercial paper of large U.S. companies, with maturities not over 30 days, which have minimal risk of loss. At November 30, 1995 and 1994 the Company had investments in commercial paper of $1,200,000 and $1,416,000, respectively.

                         COLUMBUS ENERGY CORP.

   Columbus as operator of jointly owned oil and gas properties, sells oil and gas production to relatively large U.S. oil and gas purchasers (see Note 3), and pays vendors for oil and gas services. The risk of non-payment by the purchasers or joint owners is considered minimal. The Company does not obtain collateral from its oil and gas purchasers for sales to them. Joint interest receivables are subject to collection under the terms of operating agreements which provide lien rights to the operator.

(14)  SUBSEQUENT EVENT

   In December 1995 Columbus purchased producing oil and gas properties in Texas effective November 1, 1995 for $2.6 million. The asset and liability for the purchase as well as the revenues and expenses for the month of November 1995 have not been recorded as of November 30, 1995 because the closing did not take place until after year end.

                              SIGNATURES
                              ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COLUMBUS ENERGY CORP.
                                   -----------------------------------
                                           (Registrant)


Date:  May 8, 1996                 By: Harry A. Trueblood, Jr.
                                      --------------------------------
                                       Harry A. Trueblood, Jr.
                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                    Title                     Date
       ---------                    -----                     ----
                      PRINCIPAL EXECUTIVE OFFICER

                              Chairman of the Board,
Harry A. Trueblood, Jr.       President, and Chief            5/8/96
- ----------------------------  Executive Officer             ----------
Harry A. Trueblood, Jr.

                        CHIEF OPERATING OFFICER

                              Executive Vice President
Clarence H. Brown             and Chief Operating Officer     5/8/96
- ----------------------------                                ----------
Clarence H. Brown

              PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER

Ronald H. Beck                Vice President                 5/8/96
- ----------------------------                                ----------
Ronald H. Beck

                    MAJORITY OF BOARD OF DIRECTORS

Harry A. Trueblood, Jr.       Director                       5/8/96
- ----------------------------                                ----------
Harry A. Trueblood, Jr.

Clarence H. Brown             Director                       5/8/96
- ----------------------------                                ----------
Clarence H. Brown

J. Samuel Butler              Director                       5/8/96
- ----------------------------                                ----------
J. Samuel Butler

William H. Blount, Jr.        Director                       5/8/96
- ----------------------------                                ----------
William H. Blount, Jr.