Form 10-Q
period 1996-05-31
COLUMBUS ENERGY CORP
filed 1996-07-11
CIK 823975

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           May 31, 1996
                              -----------------------------------
                               or

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X          No
                                            ----           ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at July 11, 1996
- -----------------------------     ----------------------------
Common stock, $.20 par value                  3,022,713

                      COLUMBUS ENERGY CORP.

                              INDEX


                                                             PAGE
                                                             ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                May 31, 1996 and
                November 30, 1995                               3

              Consolidated Statements of Income -
                Three Months and Six Months
                Ended May 31, 1996 and 1995                     5

              Consolidated Statement of
                Stockholders' Equity -
                Six Months Ended May 31, 1996                   6

              Consolidated Statements of Cash Flows -
                Six Months Ended May 31, 1996
                and 1995                                        7

              Notes to the Financial Statements                 9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                          17

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                             27

     Items 2-3.  Not Applicable

     Item 4.     Submission of Matters to a Vote
                   of Security Holders                         27

     Item 5.     Not Applicable

     Item 6.     Exhibits and Reports
                   on Form 8-K                                 27

     Signatures                                                28

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      COLUMBUS ENERGY CORP.

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS
                             ------

                                          May 31,      November 30,
                                           1996            1995
                                        -----------    -----------
                                        (unaudited)
                                                (in thousands)
Current assets:
  Cash and cash equivalents               $  1,552     $  1,414
  Accounts receivable:
    Joint interest partners                  1,086        1,258
    Oil and gas sales                        1,309          817
    Less allowance for doubtful accounts      (116)        (116)
  Income tax receivable                          -            7
  Deferred income taxes (Note 3)               470        1,290
  Inventory of oil field equipment,
    at lower of average cost or market          94           76
  Other                                        237           78
                                           -------      -------

        Total current assets                 4,632        4,824
                                           -------      -------

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                         25,958       22,244
  Other property and equipment               1,983        2,028
                                           -------      -------

                                            27,941       24,272
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance               (12,101)     (10,775)
                                           -------      -------

        Net property and equipment          15,840       13,497
                                           -------      -------
                                          $ 20,472     $ 18,321
                                          ========     ========

                                                           (continued)

                      COLUMBUS ENERGY CORP.

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

                                               May 31,      November 30,
                                                1996           1995
                                             -----------    -----------
                                             (unaudited)
                                                    (in thousands)
Current liabilities:
  Accounts payable                             $   1,335    $   1,314
  Undistributed oil and gas
   production receipts                               230          348
  Accrued production and property taxes              438          635
  Prepayments from joint interest owners             281          189
  Accrued expenses                                   327          318
  Income taxes payable                                46            -
  Other                                               42           79
                                                  ------       ------

        Total current liabilities                  2,699        2,883
                                                  ------       ------

Long-term bank debt (excluding current
  maturities) (Note 2)                             3,300        1,600
Deferred income taxes (Note 3)                       426          652

Commitments and contingent liabilities
  (Note 2)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                  -            -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    3,333,974 in 1996, and 3,328,580 in 1995
    (outstanding 3,033,669 in 1996 and
    3,068,149 in 1995)                               667          666
  Additional paid-in capital                      15,845       15,842
  Retained earnings (accumulated
    deficit), since December 1, 1987                (295)      (1,378)
                                                  ------       ------
                                             16,217       15,130
  Less: Treasury stock at cost
          300,305 shares in 1996 and
          260,431 shares in 1995             (2,170)      (1,944)
                                             ------       ------
        Total stockholders' equity           14,047       13,186
                                             ------       ------
                                          $  20,472    $  18,321
                                             ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

                      COLUMBUS ENERGY CORP.

                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                 Six Months Ended      Three Months Ended
                                      May 31,                May 31,
                                 ----------------      ------------------
                                  1996       1995        1996        1995
                                  ----       ----        ----        ----
                                   (in thousands, except per share data)
Revenues:
  Oil and gas sales                $ 5,231   $ 4,495   $ 2,639   $ 1,938
  Operating and management
    services                           558       752       270       326
  Interest and other income            235        81        31        40
                                   -------   --------  --------  --------

       Total revenues                6,024     5,328     2,940     2,304
                                   -------   --------  --------  --------

Costs and expenses:
  Lease operating expenses             975       953       410       363
  Property and production taxes        504       412       239       179
  Operating and management
    services                           417       544       215       252
  General and administrative           541       778       330       407
  Depreciation, depletion and
   amortization                      1,373     1,476       698       726
  Impairment of long-lived
   assets                              165         -         -         -
  Exploration expense                  144        97       111        38
                                   -------   --------  --------  --------

      Total costs and expenses       4,119     4,260     2,003     1,965
                                   -------   --------  --------  --------

      Operating income               1,905     1,068       937       339
                                   -------   --------  --------  --------

 Other expenses (income):
  Interest                             142       106        71        24
  Retirement                             -       106         -       106
  Litigation (Note 4)                   10       117         1        43
  Other                                  7        11         6        11
                                   -------   --------  --------  --------
                                       159       340        78       184
                                   -------   --------  --------  --------
       Earnings before
        income taxes                 1,746       728       859       155

Provision for income taxes
  (Note 3)                             663       277       326        59
                                   -------   --------  --------  -------

        Net earnings               $ 1,083   $   451   $   533   $    96
                                   =======   ========  ========  ========

Earnings per share                 $   .36   $   .14   $   .18   $   .03
                                   =======   ========  ========  ========

Average number of common
  shares outstanding                 3,048     3,181     3,039     3,142
                                   =======   ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                          COLUMBUS ENERGY CORP.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Six Months Ended May 31, 1996
                               (Unaudited)

                                                                               Retained
                                         Common Stock          Additional      Earnings             Treasury Stock
                                   -----------------------      Paid-in      (Accumulated      ------------------------
                                     Shares       Amount         Capital        Deficit)         Shares       Amount
                                   ----------   ----------     ------------   ------------     ----------   -----------
                                                     (dollar amounts in thousands)
Balances,
  December 1, 1995                 3,328,580     $   666         $15,842         $(1,378)        260,431      $(1,944)

Purchase of shares                         -           -               -               -          54,500         (332)
Shares issued for
  Stock Purchase Plan                  5,394           1              25               -          (1,356)          10
Shares issued for
  Incentive Bonus Plan
  and directors' fees                      -           -             (22)              -         (13,270)          96
Net earnings                               -           -               -           1,083               -            -
                                   ---------     -------         -------         -------         -------      -------

Balances,
  May 31, 1996                     3,333,974     $   667         $15,845         $  (295)        300,305      $(2,170)
                                   =========     =======         =======         =======         =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                          COLUMBUS ENERGY CORP.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                              Six Months Ended May 31,
                                            ----------------------------
                                                1996            1995
                                            ------------    ------------
                                                   (in thousands)
Net earnings                                  $  1,083         $   451

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation, depletion, and
      amortization                               1,373           1,476
    Impairment of assets                           165               -
    Deferred income tax provision                  594             224
    Gain on asset sale                            (175)              -
    Other                                           69             155

Changes in operating assets and
  liabilities:
    Accounts receivable                           (320)            299
    Other current assets                          (161)             69
    Accounts payable                                21             906
    Undistributed oil and gas production
      receipts                                    (118)            (47)
    Accrued production and property taxes         (197)           (213)
    Accrued expenses                                 9               1
    Prepayments from joint interest owners          92             101
    Income taxes                                    53             (82)
    Other current liabilities                      (37)            (51)
                                              --------        --------
                                                  (658)            983
                                              --------        --------

        Net cash provided by
          operating activities                   2,451           3,289
                                              --------        --------


Cash flows from investing activities:
  Additions to oil and gas properties           (4,038)         (3,335)
  Additions to other assets                         (5)            (65)
  Proceeds from sale of Resources
    common stock, net of cash                        -           4,071
  Proceeds from sale of assets                     336              28
                                              --------        --------

        Net cash from (used in)
          investing activities                $ (3,707)       $    699
                                              --------         -------

                                                             (Continued)

                      COLUMBUS ENERGY CORP.

                           (Unaudited)

                                           Six Months Ended May 31,
                                         ----------------------------
                                             1996            1995
                                         ------------    ------------
                                               (in thousands)
Cash flows from financing activities:
  Proceeds from long-term debt             $ 2,700          $ 1,690
  Reduction in long-term debt               (1,000)          (4,190)
  Proceeds from issuance of
    common stock                                26              103
  Purchase of treasury stock                  (332)          (1,221)
  Other                                          -               (2)
                                            ------           ------

      Net cash provided by (used in)
        financing activities                 1,394           (3,620)

Effect of exchange rate on cash                  -                8
                                            ------           ------
Net increase (decrease) in cash and
  cash equivalents                             138              376
Cash and cash equivalents at
  beginning of period                        1,414            1,819
                                            ------           ------
Cash and cash equivalents at
  end of period                            $ 1,552          $ 2,195
                                           =======          =======
Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                             $   163          $   125
                                           =======          =======
      Income taxes                         $    16          $   134
                                           =======          =======
Supplemental disclosure of non-cash
  investing and financing activities:
    Non-cash compensation expense
      related to exercise of
      stock options                        $     -          $    29
                                           =======          =======




The accompanying notes are an integral part of these consolidated financial statements.

                      COLUMBUS ENERGY CORP.

                           (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Columbus Energy Corp. ("Columbus") and its wholly-owned subsidiaries, CEC Resources Ltd. ("Resources") and Columbus Gas Services, Inc.("CGSI"). Resources activity is only included through February 24, 1995 when it was divested by Columbus by a rights offering to its shareholders. All significant intercompany balances have been eliminated in con-solidation. The term "Company" as used herein includes Columbus and its subsidiary or previously owned subsidiaries.

     Columbus engages in the production and sale of crude oil, condensate and natural gas, as well as the acquisition and development of leaseholds and other interests in oil and gas properties, and also acts as manager and operator of oil and gas properties for itself and others. It also engages in the business of compression, transmission and marketing of natural gas through CGSI. All of the Company's oil and gas reserves are located in the United States with the majority of its production and proved reserves being natural gas concentrated in South Texas and the Gulf Coast.

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of managements' estimates and assumptions. The Company's most significant financial estimates are based on remaining proved oil and gas reserves. Proved reserves are based on "current" oil and gas prices and low margin and undeveloped reserves are particularly sensitive to price changes. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of May 31, 1996 and November 30, 1995, the results of its operations and cash flows for the three and six months ended May 31, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

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

                      COLUMBUS ENERGY CORP.

                           (Unaudited)


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

Oil and Gas Properties
- ----------------------

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

     Effective for the fourth quarter beginning September 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement

                      COLUMBUS ENERGY CORP.

                           (Unaudited)


prescribes the accounting for the impairment of long-lived assets, such as oil and gas properties. An impairment loss is reported as a component of income from continuing operations. When property pools are determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the pool is recognized in that period. After consideration of risk, fair value is estimated as the present value of future net cash flows over the economic life of the reserves. Future cash flows and fair values relating to SFAS 121 impairment are sensitive to anticipated prices of oil and gas.

     The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1995 and May 31, 1996.

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

     As directed by the Company, the borrowing base during 1995 and until October 1, 1996 is limited to $7,000,000, without regard to the maximum allowable amount that would have been set by the bank during its semi-annual redetermination. A fee of
 .25% is required for any unused credit which is the difference between the borrowing base and the outstanding borrowings.

                      COLUMBUS ENERGY CORP.

                           (Unaudited)


(3)  INCOME TAXES

     The Company files a consolidated income tax return with CGSI and has executed a tax allocation agreement which provides for an allocation and payment of income taxes based upon each company's separate tax liability calculation. Consolidated income taxes are payable only when taxable income exceeds available net operating loss carryforwards and other credits.

     Pursuant to provisions enacted as part of the Tax Reform Act of 1986, utilization of those corporate tax carryforwards in any one taxable year is limited if a corporation experiences a 50% change of ownership. Columbus experienced such a change of ownership in October 1987 effectively limiting the utilization of pre-change ownership net operating losses to approximately $900,000 in each subsequent year. Additional accumulated ownership changes again exceeded 50% by August 25, 1993, thereby causing a second ownership change to occur which has further limited the utilization of $593,000 of post-1987 net operating losses until fiscal 1995 and subsequent years.

     The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the asset and liability approach be used to account for income taxes. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Deferred tax assets (net of a valuation allowance) primarily result from net operating loss carryforwards, percentage depletion and certain accrued but unpaid employee benefits. Deferred tax liabilities result from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes. Estimated utilization of deferred tax assets is affected by oil and gas prices realized in the current period and future periods as well as the success of drilling new wells or developing undeveloped proved reserves.

     Because of the Company's previous 1987 quasi-organization, SFAS 109 requires the Company to report the effect of its net deferred tax asset arising prior to December 1, 1987 as an increase in stockholders' equity rather than as an increase to net earnings.

                      COLUMBUS ENERGY CORP.

                           (Unaudited)

     The provision for income taxes consists of the following (in thousands):

                                      Six Months Ended May 31,
                                      ------------------------
                                       1996              1995
                                       ----              ----
Current:
     Federal                           $ 35               $ 11
     Foreign (Canada)                     -                 29
     State                               34                 13
                                       ----               ----
                                         69                 53
                                       ----               ----
Deferred:
     Federal                            594                180
     Foreign (Canada)                     -                 44
                                       ----               ----
                                        594                224
                                       ----               ----
  Total income tax expense           $  663             $  277
                                     ======             ======

     The components of earnings before income taxes are (in thousands):

                            Six Months Ended     Three Months Ended
                                 May 31,               May 31,
                            ----------------     ------------------
                            1996        1995     1996          1995
                            ----        ----     ----          ----
U.S.                       $1,746      $  519   $  859        $  155
Canada                          -         209        -             -
                           ------      ------   ------        ------
     Total                 $1,746      $  728   $  859        $  155
                           ======      ======   ======        ======

     The total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                      Percent of Pretax Earnings
                                    ------------------------------
                                        Six Months Ended May 31,
                                        ------------------------
                                        1996               1995
                                        ----               ----
U.S. Statutory rate                      34%                34%
Foreign taxes (Canada)                    -                 10
Foreign tax credit                        -                (10)
State income taxes                        2                  2
Other                                     2                  2
                                       -----              -----
                                         38%                38%
                                       =====              =====

                      COLUMBUS ENERGY CORP.

                           (Unaudited)


     During the three months of fiscal 1996, certain tax assets were utilized as a result of the taxable income. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                             Current Year
                                               -------------------------------------
                                                 Dec. 1,                   May. 31,
                                                  1995       Operations      1996
                                                 -------     ----------    -------
Deferred tax assets:
  Pre-1987 loss carryforwards                    $1,976       $  (284)      $1,692
  Post-1987 loss carryforwards                      720          (360)         360
  Percentage depletion
    carryforwards                                   894             -          894
  State income tax loss
    carryforwards                                   197           (58)         139
  Other                                             245           (21)         224
                                               --------        ------       ------
        Total                                     4,032          (723)       3,309
    Valuation allowance                          (1,737)            -       (1,737)
                                               --------        ------       ------
      Deferred tax assets                         2,295          (723)       1,572
                                               --------        ------       ------

Deferred tax liabilities-
  Depreciation, depletion and
    amortization and other                       (1,657)          129       (1,528)
                                               --------        ------       ------
    Net tax asset (liability)                  $    638        $ (594)      $   44
                                               ========        ======       ======

     The Company has net operating loss carryforwards (in thousands) available at November 30, 1995 as follows:

                                                 Net
               Expiration Year             Operating loss
               ---------------             --------------

                    1999                       $ 4,517
                    2000                           907
                    2001                           386
                    2003                           478
                    2004                           115
                    2010                         1,593
                                               -------
                                               $ 7,996
                                               =======

     For U.S. Alternative Minimum Tax purposes the Company had net operating loss carryforwards of $8,700,000 as of November 30, 1995. The Company also has percentage depletion carryforwards of $2,350,000 which do not expire. State income tax operating loss carryforwards of $2,900,000 were available at November 30, 1995.

                      COLUMBUS ENERGY CORP.

(4)  LITIGATION

     Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations.

(5)  CONTINGENCY

     The Company entered into two separate swaps of 60,000 Mmbtu per month each of natural gas for the period from April 1996 through November 1996. The first swap is at a price of $1.74 per Mmbtu while the second swap is at a price of $1.88 per Mmbtu. These volumes represented approximately 55% of Columbus' first quarter gas production. To partially protect itself against expected higher gas prices for October and November 1996, the Company also purchased NYMEX call contracts for those two months for 60,000 Mmbtu of natural gas at $1.805 and $1.875, respectively. The October call contract was sold in June 1996 for $37,500 which will partially offset losses from the swaps for that month. The remaining November contract should limit the Company's potential loss to the difference between its trading price and the $1.74 Mmbtu price of the original swap. It can be liquidated at any time prior to contract expiration at which time the amount of actual offset can be determined.

     Columbus also entered into a swap of crude oil prices by selling a strip of 10,000 barrels per month for the twelve month period from January 1996 through December 1996 at an average daily price of $17.25 per barrel with an upside cap of $19.50, thereby limiting the maximum possible loss for a month to $2.25 per barrel, or $22,500. The difference between the hedge price and the actual daily closing price of the near month contract on the NYMEX is settled monthly. This contract volume represents approximately 50% of recent monthly production.

     The natural gas and crude oil swaps described above are considered financial instruments with off-balance sheet risk and were acquired in the normal course of business to reduce exposure to downward movements in the price of crude oil and natural gas. Such instruments can involve, to varying degrees, elements of market and credit risk which exceed the amount recognized in the balance sheet. As of May 31, 1996, calculated as of July 8, 1996, the Company had 1996 natural gas and crude oil swaps with a notional value of approximately $2,511,000 and a market value of approximately $1,890,000. Since the market value will change constantly during the remaining term of the contracts, this may result in additional loss or quite possibly some gain for the

                      COLUMBUS ENERGY CORP.

Company during that period. These swaps are primarily seen as "insurance" against significant downside price fluctuations since losses occurring when future prices are above the swap level are mitigated somewhat by the higher prices actually received in the field for the equivalent volumes.

(6)  RELATED PARTY TRANSACTIONS

     Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing
Resources and reduces general and administrative expense. This reimbursement totaled $78,000 and $76,000 for the second quarter of 1996 and 1995, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Columbus' financial condition continues to be significantly better than most of its peer energy companies. As of the end of the first six months of 1996, shareholders' equity was $14,047,000, despite repurchase of 54,500 shares of treasury stock, up from $13,186,000 at November 30, 1995. Existing positive working capital of $1,933,000 combined with the Company's anticipated future cash flow should be sufficient to fully fund its required expenditures to develop its undeveloped reserves as well as allow participation in a modest exploratory drilling program. The amount its outstanding loan balance is exceeded by its $7,000,000 bank borrowing base is also available as needed but has been designated by management for acquisitions of new oil and gas properties. However, the bank loan itself is not so restricted and may be used for any legal corporate purpose.

     Both six months and second quarter 1996 results in terms of discretionary cash flow and net earnings showed a decided improvement over fiscal 1995's similar periods. This was an outgrowth of significantly higher prices (despite hedging deductions) and improved production of both crude oil and natural gas reported for both of the 1996 periods. This improvement will be discussed in greater detail below but it is noteworthy that discretionary cash flow for the first six months was up 35% while net earnings rose by 140% despite Canadian operations being included for almost all of first quarter in 1995.

     Management's 1995 development program, which was designed to restore the previous decline of 600 BOE per day since mid-1994 from its U.S. operations, was totally frustrated due to numerous delays created by third parties. However, fiscal 1996 to date has been much more rewarding beginning in December with an acquisition of additional working interests in producing natural gas wells where it served as an operator and an owner in several fields near Laredo in Webb and Zapata Counties, Texas at a $2.63 million cost. This purchase utilized bank borrowings and was effective as of November 1, 1995. Subsequent drilling successes and higher prices have combined to make this addition a significant contributor to first half results.

     For the second quarter of 1996, revenues increased by 28% compared to 1995 due to the aforementioned higher oil and natural gas production and prices. Net income of $533,000 or $.18 per share for 1996 is a significant improvement over last year's $96,000, or $.03 per share, despite having to overcome increased exploratory expenses. Proved developed and undeveloped natural gas and crude oil reserves as of May 31, 1996 benefitted from higher prices which in turn helped to reduce second quarter depletion expense on a BOE unit basis as well as a percentage of sales.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     Management has steadfastly subscribed to the position that the best measure of a company's cash flow is one determined before any consideration is given to working capital changes or deduction of exploration expenses. This is otherwise known as discretionary cash flow ("DCF"). Columbus' DCF for the first six months of 1996 was $3,253,000 compared to $2,403,000 in 1995 which also included $362,000 attributable to its former Canadian subsidiary. For the second quarter periods, where there was no influence from that source, the results showed a more impressive improvement to $1,685,000 from $1,048,000.

     Management continues its objection to the Financial Accounting Standards Board Statement No. 95 requirement that operating cash flow be determined after consideration of working capital changes. It plans to continue to reflect its position on this matter in all of its public filings and reports because this pronouncement ignores entirely the significant impact that the timing of income received for, or expenses incurred on behalf of third party owners in wells has on working capital. This is particularly true for a company such as Columbus where it serves as an operator of and holds a fairly small interest in several such properties.

     Sales volume of natural gas averaged 7,190 Mcfd during second quarter of 1996 which was up 18% from 1995's average of 6,093 Mcfd. Similarly oil sales reached 669 barrels per day in 1996 compared to 590 barrels per day in second quarter 1995. Management's stated goal for 1996 is to reach 2,200 barrels of oil equivalent per day by 1996's third quarter and hopefully it will accomplish this objective. While second quarter 1996's production approximated 1,858 BOE/D, several wells are scheduled for connection during the upcoming third quarter. It should be noted that all production for the second quarter of both years was solely from U.S. operations.

     No more dramatic example can be made of the positive effects of improved prices, production and reserves than a comparison of future net revenues discounted at 10%, before income taxes using unescalated prices (SEC method). At the end of the quarter on May 31, 1996, this figure had risen to $34,055,000 from $24,163,000 as of fiscal year end of November 30, 1995. This number was $28,140,000 on December 1, 1995 and $35,186,000 on
June 1, 1996 both figures being inclusive of Laredo property additions so far during fiscal 1996.

     Columbus' hedges of natural gas and oil prices are covered in some detail in "Results of Operations - Oil and Gas Revenues and Operating Costs" as well as Note 5 to the financial statements in this Form 10-Q.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     The Company's operation and management services segment remains profitable despite divesting the principal source of its prior profit that was generated in Canada from processing fees. Fortunately, expenses are sufficiently lower that positive results are still generated.

     Columbus had outstanding borrowings of $3,300,000 as of May 31, 1996 against its line of credit with Norwest Bank Denver, N.A. of which $2,700,000 was borrowed in December 1995 for the aforementioned property acquisition. This loan continues to be collateralized by its oil and gas properties. At the end of the second quarter 1996, the ratio of bank debt to shareholders' equity was 0.23 and to total assets was 0.16. The debt outstand-ing at the end of the quarter used a LIBOR option at an average interest rate of 7.2%.

     During the first six months of 1996, capital expenditures incurred on oil and gas properties totaled $4,038,000 (including acquisitions of $2,549,000). These were primarily directed toward development drilling and recompletions in the South Texas and Gulf Coast areas.

     Columbus has continued its share repurchase program during the first six months of 1996 by acquiring an additional 54,500 shares out of a 300,000-share repurchase authorization in February, 1995. That resolution restricted purchases to a maximum price of $8.75 from available cash and not with bank borrowings. Thus far during the third quarter, an additional 16,600 shares have been repurchased reducing the remaining authorized but unpurchased shares to 31,000. Management will only purchase the balance of the authorized shares provided blocks are available at much lower price levels.

RESULTS OF OPERATIONS

     Revenues and expenses for 1996's second quarter can be realistically compared with 1995's like period because the latter was the first quarter which did not contain Canadian subsidiary results following its divestiture on February 24, 1995.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     Oil and Gas Revenues and Operating Costs
     ----------------------------------------

     Reporting U.S. operations only, the following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between periods for the second quarters of 1996 and 1995 and the second quarter of 1996 versus the first quarter of 1996.

                                    Second Quarter
                                 ---------------------         %         First Qtr.        %
                                  1996           1995       Change          1995        Change
                                 ------         ------      ------       -----------    ------

Natural gas revenues M$          $1,424         $  976        46%          $ 1,496        (5)%
Oil revenue M$                   $1,215         $  962        26%          $ 1,096        11 %
Natural gas sales volumes:
  Millions of cubic feet            662            561        18%              661         - %
  MCF/day                         7,190          6,093                       7,262

Oil sales volumes:
  Barrels                        61,576         54,277        13%           63,087        (2)%
  Barrels/day                       669            590                         693

Average price received:
  Natural gas - $/MCF            $ 2.15         $ 1.74        24%           $ 2.26        (5)%
  Oil - $/BBL                    $19.74         $17.73        11%           $17.37        14 %


     Natural gas revenues increased 46% in the second quarter of 1996 over 1995's quarter and were primarily generated by improved prices plus the additional interests related to the property acquisition as well as from newly developed wells. Average prices for natural gas rose 24% in the second quarter of 1996 compared with last year. Increased demand and lower storage levels following an extended winter heating season contributed to this improvement. Reported 1995 revenues included gains of $104,600 ($.19 per Mcf) from the hedging of natural gas prices while 1996's quarter had a loss of $117,000 ($.18 per Mcf) or otherwise the increased price would have been even more dramatic. Sales volumes for the second quarter of 1996 versus the first quarter of 1996 were about flat. The 5% decrease in natural gas revenues when compared to first quarter 1996 was due to 5% lower average prices primarily created by hedging losses.

     Oil revenues for the second quarter were up 26% over the similar 1995 quarter as a result of a 11% increase in the average price received and 13% higher sales volumes. Crude oil production improved because two new Jackson sand oil wells in the Sralla Road field produced for a full quarter which overcame normal decline elsewhere. Oil revenues and average price for the second quarter of 1996 have been reduced by $67,500 and $1.10 per barrel, due to hedging losses. No oil hedges existed in the 1995 quarter.

     When compared to the first quarter of 1996, second quarter
1996 U.S. oil revenues were 11% higher because of a 14% increase in the average price per barrel despite increased hedging loss.

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

     Lease operating expenses in the U.S. for the 1996 quarter were higher than last year's quarter because of the 1996 property acquisition but were lower on a barrel of oil equivalent basis at $2.37 in 1996 compared to $2.45 in 1995. Operating costs in the U.S. as a percentage of revenues have decreased in 1996 to 16% compared to 19% in 1995's second quarter and were aided by higher product prices.

     Production and property taxes approximated 9 to 10% of revenues in both periods. The relationship of taxes and revenue is not always directly proportional because some local jurisdiction's taxes are based upon reserve evaluations as opposed to actual revenues or production for a given period.

     Drilling for the 1996 second quarter was fairly active with three (0.54 net) successful development well gas completions and one (0.34 net) dry hole near Laredo. Neither of the two (1.05 net) development oil wells were successful and the one (0.34 net) exploratory oil well prospect was also a dry hole. No recompletion activity of behind-the-casing gas reserves in the B.R. Cox field was begun during the quarter but record title to most of those wells did get sold by the operator to two separate fiscally responsible companies. This program has already been under review by one of the operators who submitted proposals for initial workovers and/or recompletions of three wells and began work thereon in latter June. Initial results on two of the wells has been encouraging while the third well with three zones available

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

for recompletion had a workover rig moving on location.
Hopefully this workover program by both operators will be completed during the last half of fiscal 1996 thereby restoring most of the reduced productivity in that gas field.

     As previously reported in its 1995 annual report 10-K and the 1996 first quarter Form 10-Q, the Company has become a 6.25% working interest participant in leaseholds in a three-township Area of Mutual Interest ("AMI") in St. Landry and Avoyelles Parishes in mid-Louisiana. This leasehold block has recently been increased to over 40,000 acres which includes one block of approximately 15,000 acres that is under an option which must be exercised into new leases consisting of 2,000 acres each six months for the next four years. As the option is exercised by the operator, Belco Oil & Gas, the cost of same will not only be free of additional cost to Columbus but, assuming the option is exercised in full, profit of over $400,000 will be realized.

     These leaseholds overlay a trend of fractured Austin Chalk formation at a depth of 15,000 feet in which there is a 250 foot section of limestone containing oil both in the fractures as well as in the porosity of the matrix rock. Information about the reservoir characteristics has been established by numerous wells within the AMI that penetrated this zone while drilling to the deeper Tuscaloosa formation during the 1970's and 1980's. Also, several oil wells were successfully completed in this zone in both vertical and horizontal wells. While the existence of economically recoverable oil reserves under this property was a fairly well accepted fact, past problems with the design of equipment available to drill and complete the horizontal portion of the holes as well as available technology to deal with temperatures in excess of 300 degrees Fahrenheit and a geo-pressured reservoir of about 10,000 psia led to excessive costs. This in turn brought the potential return on investment into question. Accordingly, most of the Austin Chalk trend in Louisiana, and in particular this general area near Bunkie, has remained fairly dormant for the five year period preceding 1996 while in Central Texas activity was accelerating as a result of improved recoveries.

     Fortunately, the combination of significantly improved design of downhole equipment plus several outstanding completions of this identical zone in numerous wells in the Brookeland Field on the Texas-Louisiana border, and in the Masters Creek Field area of Louisiana in Vernon and Rapides Parishes, has rejuvenated the entire geologic trend. In fact, within just the past few months several huge acreage block assemblages have been announced in conjunction with multi-rig development programs by such firms as Union Pacific Resources, Amoco, Occidental Petroleum, Chesapeake Energy and Sonat. Leasehold prices have escalated sharply throughout the trend area as a result of several announced single

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

and dual lateral well completions with initial potentials in excess of 5 million cubic feet of gas and/or 2,000 barrels of oil or condensate per day. The key ingredient supporting these latest accomplishments has been the use of improved equipment and technology that had been developed for the deeper Austin Chalk gas play near College Station, Texas. Not only has this lowered well costs dramatically, but also has permitted completions because natural fractures were not sealed off as a result of the excessive loss of heavy barite drilling mud and cuttings. This problem previously plagued most of the early development wells in Columbus' AMI.

     In the first quarter, Columbus and its three independent producer co-venturers agreed to sell Belco 75% of their 25,000 acre leasehold and lease option position and assigned their well bore re-entry farmout agreement. The latter called for a previously drilled and cased well to be re-entered and a single lateral hole of 3,000 to 4,000 feet to be drilled and completed by kicking off at a vertical depth slightly above 15,000 feet. Columbus will own no interest in this re-entry well but it will have a 6.25% carried working interest reversion after payout of an offset dual lateral well that will be commenced immediately after the first re-entry well has been completed. Although this second well will be newly drilled from the surface and is forecasted to cost between $4 and $5 million, it is expected to have a completion production rate equivalent to an oil well previously completed nearby, or to several recent well completions in the Masters Creek Field about 30 to 40 miles to the northwest, which tested at rates of over 2,000 barrels and 3 million cubic feet per day. This would permit it to achieve pay out in less than six months. The Company will also derive some benefit from operator's experience gained from drilling the horizontal legs of these two wells using the latest technology before Columbus will be required to bear its share of costs of future development wells.

     Management is more excited about this prospect, and its potential impact on this Company (because of our relatively small capitalization), than in any prospect with which it has been associated during its 48 years in the industry. There is currently sufficient leasehold acreage on hand on which to drill more than 20 of these dual lateral geo-pressured oil wells. Each lateral will be about 4,000 feet in length and each dual lateral well has potential reserves (based on established data from the immediate area) that exceed two million barrels of crude oil and two billion cubic feet of natural gas with the latter being a very significant part of the value because of the high Btu content of the gas. Those wells that may have lesser flow rates due to encountering limited fracture systems in some of the lateral holes do offer an alternative. By using the latest technology several additional laterals can be drilled in different directions using the same

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

vertical well bore after the initial laterals have been depleted. The relatively thick continuous 250-foot porous limestone section lends much support to such an alternative. At a net cost of about $300,000 per well for Columbus' 6.25% working interest, the Company will be able to easily handle, utilizing only its existing cash flow, its share of total participation costs even if two or more rigs are simultaneously drilling wells on a continuous basis. When one also considers new funds expected to be received from the anticipated sales from this new production, the Company will not be restricted to only participating in this one new prospect area even if as many as four rigs are used for this development program. Management will therefore continue to seek other prospects in its core operating areas while obviously keeping a watchful eye on this exciting new area.

     Inasmuch as the operator's re-entry operations have recently begun on the initial re-entry farmout well, final results therefrom should be known by the time our third quarter report is issued and initial indications may appear in a matter of days. Perhaps the second dual lateral well in which the Company will have the 6.25% carried interest will be at a critical stage by that time, also.

     Operating and Management Services
     ---------------------------------

     This segment of the Company's U.S. business includes opera-tions and services conducted on behalf of third parties and also includes compressor rentals. Operating and management services profit for U.S. only operations was aided in 1996 by reduced costs as a result of the staff reductions made at the beginning of fourth quarter 1995. There was a $141,000 profit for the U.S. segment during first six months of 1996 compared to an $87,000 profit for the equivalent period in 1995.

     Interest Income
     ---------------

     Interest income is primarily earned from short-term invest-ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income decreased in 1996 to $33,000 from $40,000 in 1995's second quarter primarily as result of a decreased amount of investments and lower short-term interest rates.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category although other nonbillable expenses are included. The Company's general and

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

administrative expenses in the second quarter of 1996 were lower than last year because of salary and staff reductions made in August, 1995 plus incentive bonuses totaled only $83,000 in 1996
(all non-cash) versus $110,000 in 1995.

     Reimbursement for services provided by Columbus officers and employees for managing Resources is expected to decrease later in fiscal 1996 after Canadian-based management takes over following a Resources' merger. Columbus' general and administrative expense will probably increase at that time since no further staff reductions are planned. Reimbursement of $78,000 was realized in second quarter 1996 and $281,000 for all of fiscal year 1995 for providing these services to Resources.

     Litigation Expense
     ------------------

     The legal costs of the Porter Farrell II lawsuit were included in this expense item in 1995 but his appeal was dismissed in January 1996.

     Depreciation, Depletion and Amortization
     ----------------------------------------

     Depreciation, depletion and amortization of oil and gas assets are calculated based upon the units of production compared to proved reserves of each field. The expense is not only directly related to the level of production, but also is dependent upon past costs to find, develop, and recover those reserves. Total charges for depletion expense for oil and gas properties increased in 1996 over 1995 due to increased production and also overcame the benefits realized from the 1995 write-down of the carrying value of certain properties upon adoption of SFAS 121. However, the 1996 second quarter depletion rate was only $3.82 per barrel of oil equivalent compared to $4.57 per barrel of oil equivalent in the like period of fiscal 1995 and $4.21 per barrel of oil equivalent for all of 1995. These amounts are generally below the industry average primarily because of Columbus' historically low finding costs.
Depreciation and amortization of office equipment and computer software is also included in the total charge.

     A non-cash impairment loss of $165,000 was recognized during the 1996 first quarter because a development well drilled in Oklahoma proved to be uneconomic and its costs exceeded the remaining future cash flows from other producing properties in the field.

     Exploration Expense
     -------------------

     In general, the exploration expense category relates to Company-wide efforts to acquire and explore new prospective areas, and primarily includes geological consulting, seismic expense and exploratory dry holes. The successful efforts method of accounting

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

for oil and gas properties requires that the cost of drilling unsuccessful exploratory wells be currently expensed. During second quarter 1996 an exploratory well drilled in Oklahoma proved non-economic and $77,000 was expensed. During first quarter 1995 no exploratory dry holes were drilled but seismic survey costs of $46,000 were incurred in Canada before Resources was divested. Accordingly, exploration expenses for comparative six month periods amounted to $144,000 for 1996 and $97,000 for 1995 which reduced cash flow from operations as well as net earnings, even though considered discretionary expenses. These charges are added back to compute discretionary cash flow which figure is highlighted each reporting period by the Company.

     Interest Expense
     ----------------

     Interest expense varies in a direct relationship to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding was lower for the 1995 second quarter than in 1996 but the average interest rate paid during this latest quarter was 7.2% versus 8.4% in 1995.

     Income Taxes
     ------------

     During the second quarter of 1996 the U.S. net deferred tax asset was reduced to a net asset of $44,000 which is comprised of $470,000 current deferred tax asset and $426,000 long-term tax liability. The estimated utilization of deferred tax assets was $292,000 during the quarter. The valuation allowance remained unchanged thus far in 1996. The effective tax rate for 1996 was 38%. See also Note 3 to the consolidated financial statements for further explanation of income taxes.

                   PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Annual Meeting held May 9, 1996 elected three directors to a two year term, Harry A. Trueblood, Jr., William H. Blount, Jr.
and Donald W. Ringsby.  Continuing directors until May 1997 are
J. Samuel Butler, Clarence H. Brown and Jerol M. Sonosky.

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



DATE:    July 11, 1996               Harry A. Trueblood, Jr.
     ---------------------------     ---------------------------
                                     Harry A. Trueblood, Jr.
                                     Chairman, President and
                                     Chief Executive Officer
                                     (a duly authorized officer)



DATE:    July 11, 1996               Ronald H. Beck
     ---------------------------     --------------------------
                                     Ronald H. Beck
                                     Vice President
                                     (Chief Accounting Officer)