Form 10-Q
period 1996-08-31
COLUMBUS ENERGY CORP
filed 1996-10-15
CIK 823975

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996
                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

Commission File Number:                 1-9872
                       ---------------------------------------------------------


                            COLUMBUS ENERGY CORP.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Colorado                                               84-0891713
--------------------------------------------------------------------------------
  (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)


     1660 Lincoln St., Denver, CO                                        80264
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



                               (303) 861-5252
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)



                               Not Applicable
--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X           No
                                               ---             ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at October 11, 1996
----------------------------                     -------------------------------
Common stock, $.20 par value                                 3,093,913

                             COLUMBUS ENERGY CORP.

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                August 31, 1996 and
                November 30, 1995                                         3

              Consolidated Statements of Income -
                Three Months and Nine Months
                Ended August 31, 1996 and 1995                            5

              Consolidated Statement of
                Stockholders' Equity -
                Nine Months Ended August 31, 1996                         6

              Consolidated Statements of Cash Flows -
                Nine Months Ended August 31, 1996
                and 1995                                                  7

              Notes to the Financial Statements                           9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                    17

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                       27

     Items 2-5.  Not Applicable

     Item 6.     Exhibits and Reports
                   on Form 8-K                                           27

     Signatures                                                          28

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             COLUMBUS ENERGY CORP.

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                   August 31,      November 30,
                                                      1996             1995
                                                   ----------      ------------
                                                   (unaudited)
                                                           (in thousands)

Current assets:
  Cash and cash equivalents                        $  1,122         $  1,414
  Accounts receivable:
    Joint interest partners                           1,391            1,258
    Oil and gas sales                                 1,346              817
    Less allowance for doubtful accounts               (116)            (116)
  Income tax receivable                                   -                7
  Deferred income taxes (Note 3)                         96            1,290
  Inventory of oil field equipment,
    at lower of average cost or market                   85               76
  Other                                                 126               78
                                                   --------         --------

        Total current assets                          4,050            4,824
                                                   --------         --------

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                                  27,769           22,244
  Other property and equipment                        2,006            2,028
                                                   --------         --------

                                                     29,775           24,272
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                        (12,845)         (10,775)
                                                   --------         --------

        Net property and equipment                   16,930           13,497
                                                   --------         --------

                                                   $ 20,980         $ 18,321
                                                   ========         ========

                                                                     (continued)

                             COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 August 31,      November 30,
                                                    1996            1995
                                                -----------   ----------------
                                                (unaudited)
                                                        (in thousands)
Current liabilities:
  Accounts payable                              $   1,145            $   1,314
  Undistributed oil and gas
   production receipts                                 99                  348
  Accrued production and property taxes               889                  635
  Prepayments from joint interest owners              257                  189
  Accrued expenses                                    344                  318
  Income taxes payable                                 84                    -
  Other                                                11                   79
                                                ---------            ---------

        Total current liabilities                   2,829                2,883
                                                ---------            ---------

Long-term bank debt (excluding current
  maturities) (Note 2)                              3,200                1,600
Deferred income taxes (Note 3)                        261                  652

Commitments and contingent liabilities
  (Note 2)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                   -                    -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    3,461,260 in 1996, and 3,328,580 in 1995
    (outstanding 3,086,691 in 1996 and
    3,068,149 in 1995)                                692                  666
  Additional paid-in capital                       16,616               15,842
  Retained earnings (accumulated
    deficit), since December 1, 1987                  161               (1,378)
                                                ---------            ---------
                                                   17,469               15,130
  Less: Treasury stock at cost
          374,569 shares in 1996 and
          260,431 shares in 1995                   (2,779)              (1,944)
                                                ---------            ---------
        Total stockholders' equity                 14,690               13,186
                                                ---------            ---------
                                                $  20,980            $  18,321
                                                ==========           =========


 The accompanying notes are an integral part of these consolidated financial statements.

                             COLUMBUS ENERGY CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Nine Months Ended                   Three Months Ended
                                                   August 31,                         August, 31,
                                           ------------------------           ----------------------
                                             1996           1995              1996             1995
                                           --------       --------            -----           ------
                                                    (in thousands, except per share data)
Revenues:
  Oil and gas sales                        $ 7,745         $ 6,160            $ 2,514       $ 1,665
  Operating and management
    services                                   820           1,044                262           292
  Interest and other income                    271             123                 36            42
                                           -------         -------            -------       -------
       Total revenues                        8,836           7,327              2,812         1,999
                                           -------         -------            -------       -------

Costs and expenses:
  Lease operating expenses                   1,477           1,411                502           458
  Property and production taxes                757             590                253           178
  Operating and management
    services                                   648             802                231           258
  General and administrative                   783           1,006                242           228
  Depreciation, depletion and
   amortization                              2,118           2,156                745           680
  Impairment of long-lived
   assets                                      165               -                  -             -
  Exploration expense                          182             139                 38            42
                                           -------         -------            -------       -------
      Total costs and expenses               6,130           6,104              2,011         1,844
                                           -------         -------            -------       -------
      Operating income                       2,706           1,223                801           155
                                           -------         -------            -------       -------

 Other expenses (income):
  Interest                                     207             147                 65            41
  Retirement and separation                      -             141                  -            35
  Litigation (Note 4)                           13             120                  3             3
  Other                                          4               7                 (3)           (4)
                                           -------         -------            -------       -------
                                               224             415                 65            75
                                           -------         -------            -------       -------
       Earnings before
        income taxes                         2,482             808                736            80

Provision for income taxes
  (Note 3)                                     943             307                280            30
                                           -------         -------            -------       -------

        Net earnings                       $ 1,539         $   501            $   456       $    50
                                           =======         =======            =======       =======

Earnings per share:
     Primary                               $   .50         $   .16            $   .15       $   .02
                                           =======         =======            =======       =======
     Fully diluted                             N/A             N/A            $   .14           N/A
                                                                              =======

Average number of common
  shares outstanding:
     Primary                                 3,049           3,160              3,131         3,117
                                           =======         =======            =======       =======
     Fully diluted                             N/A             N/A              3,175           N/A
                                                                              =======

             The accompanying notes are an integral part of these
                            financial statements.

                             COLUMBUS ENERGY CORP.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended August 31, 1996
                                  (Unaudited)




                                                                      Retained
                                      Common Stock      Additional    Earnings        Treasury Stock
                                  -------------------     Paid-in   (Accumulated)  --------------------
                                   Shares      Amount     Capital     Deficit)       Shares      Amount
                                 ----------   -------   ----------  ------------   --------      ------
                                                 (dollar amounts in thousands)
Balances,
  December 1, 1995               3,328,580    $  666       $15,842     $(1,378)    260,431      $(1,944)

Exercise of employee
  stock options                    122,778        24           691           -      43,800         (370)
Purchase of shares                       -         -             -           -      86,100         (579)
Shares issued for
  Stock Purchase Plan                9,902         2            51           -      (2,492)          18
Shares issued for
  Incentive Bonus Plan
  and directors' fees                    -         -           (22)          -     (13,270)          96
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options                                -         -            54           -           -            -
Net earnings                             -         -             -       1,539           -            -
                                 ---------    ------       -------     -------     -------      -------

Balances,
  August 31, 1996                3,461,260    $  692       $16,616     $   161     374,569      $(2,779)
                                 =========    ======       =======     =======     =======      =======



  The accompanying notes are an integral part of these consolidated financial statements.

                             COLUMBUS ENERGY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  Nine Months Ended August 31,
                                                -------------------------------
                                                   1996               1995
                                                -------------    --------------
                                                        (in thousands)
Net earnings                                       $  1,539          $    501

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation, depletion, and
      amortization                                    2,118             2,156
    Impairment of assets                                165                 -
    Deferred income tax provision                       856               251
    Exploration expense, non-cash portion                 -                 4
    Gain on asset sale                                 (175)                -
    Other                                               106               154

Changes in operating assets and
  liabilities:
    Accounts receivable                                (662)              266
    Other current assets                                (50)              (58)
    Accounts payable                                   (168)              583
    Undistributed oil and gas production
      receipts                                         (249)             (157)
    Accrued production and property taxes               254               447
    Accrued expenses                                     26                40
    Prepayments from joint interest owners               68               (61)
    Income taxes                                         91               (79)
    Other current liabilities                           (68)              (82)
                                                   --------          --------
                                                       (758)              899
                                                   --------          --------
        Net cash provided by
          operating activities                        3,851             3,965
                                                   --------          --------


Cash flows from investing activities:
  Additions to oil and gas properties                (5,849)           (3,609)
  Additions to other assets                             (28)              (66)
  Proceeds from sale of Resources
    common stock, net of cash                             -             4,071
  Proceeds from sale of assets                          336                33
                                                   --------          --------

        Net cash from (used in)
          investing activities                     $ (5,541)          $   429
                                                   --------          --------

                                                                     (continued)

                             COLUMBUS ENERGY CORP.

                                  (Unaudited)


                                                  Nine Months Ended August 31,
                                                 -----------------------------
                                                   1996               1995
                                                 ------------    -------------
                                                        (in thousands)
Cash flows from financing activities:
  Proceeds from long-term debt                    $  3,200           $ 1,790
  Reduction in long-term debt                       (1,600)           (4,390)
  Proceeds from issuance of
    common stock                                       377               206
  Purchase of treasury stock                          (579)           (1,513)
  Other                                                  -                (2)
                                                  --------          --------

      Net cash provided by (used in)
        financing activities                         1,398            (3,909)

Effect of exchange rate on cash                          -                 8
                                                  --------          --------

Net increase (decrease) in cash and
  cash equivalents                                    (292)              493
Cash and cash equivalents at
  beginning of period                                1,414             1,819
                                                  --------          --------

Cash and cash equivalents at
  end of period                                   $  1,122          $  2,312
                                                  ========          ========

Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                    $    184          $    166
                                                  ========          ========
      Income taxes (refund)                       $     (4)         $    135
                                                  ========          ========

Supplemental disclosure of non-cash
   investing and financing activities:
     Non-cash compensation expense
        related to common stock                   $     20          $    153
                                                  ========          ========





  The accompanying notes are an integral part of these consolidated financial statements.

                             COLUMBUS ENERGY CORP.

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)


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

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of management's or consultant's estimates and assumptions. The Company's most significant financial estimates are its remaining proved oil and gas reserves at any point in time using the latest crude oil and natural gas prices. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of August 31, 1996 and November 30, 1995, the results of its operations and cash flows for the three and nine months ended August 31, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Hedging activities are included in cash flow from operations in the cash flow statements.

         The Company uses crude oil and natural gas hedges to manage price exposure. Realized gains and losses on hedges are recognized in oil and gas sales as settlement occurs.

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

         Provision for depreciation and depletion of capitalized exploration and development costs are computed on the unit-of-production method based on proved reserves of oil and gas, as estimated by petroleum engineers, on a field by field basis. Unproved properties are assessed periodically to determine whether they are impaired. When impairment occurs, a loss is recognized by providing a valuation allowance. When leases for unproved properties expire, any remaining cost is expensed. Depreciation of other assets are provided on the straight line method over their estimated useful lives.

         Effective for the fourth quarter beginning September 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement

                             COLUMBUS ENERGY CORP.

                                  (Unaudited)


prescribes the accounting for the impairment of long-lived assets, such as oil and gas properties. An impairment loss is reported as a component of income from continuing operations. When property pools are determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the pool is recognized in that period. After consideration of risk, fair value is estimated as the present value of future net cash flows over the economic life of the reserves. Future cash flows and fair value estimates relating to SFAS 121 impairment are very sensitive to prices of oil and gas utilized.

     The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1995 and August 31, 1996.

     Other Property and Equipment

     Gains and losses from retirement or replacement of other properties and equipment are included in income. Betterments and renewals are capitalized. Maintenance and repairs are charged to operating expense.

     Accounting for Stock-Based Compensation

     The Financial Accounting Standards Board issued Statement No. 123 on the "Accounting for Stock-Based Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and is effective for the Company's 1997 fiscal year unless adopted earlier. The Company has determined when it adopts this standard it will use the alternative pro forma disclosures as provided.

(2)  LONG-TERM DEBT

     The Company has a credit agreement with Norwest Bank Denver, N.A. that was executed in July 1992. The credit is collateralized by a first lien on oil and gas properties.

     As directed by the Company, the borrowing base until April 1, 1997 is limited to $7,000,000, without regard to the maximum allowable amount that would have been set by the bank during its annual redetermination. A fee of
 .25% is required for any unused credit which is the difference between the borrowing base and the outstanding borrowings.

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

         Pursuant to provisions enacted as part of the Tax Reform Act of 1986, utilization of those corporate tax carryforwards in any one taxable year is limited if a corporation experiences a 50% change of ownership. Columbus experienced such a change of ownership in October 1987 effectively limiting the utilization of pre-change ownership net operating losses to approximately $900,000 in each subsequent year. Additional accumulated ownership changes again exceeded 50% by August 25, 1993, thereby causing a second ownership change to occur which has further limited the utilization of $593,000 of post-1987 net operating losses until fiscal 1996 and subsequent years.

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

                             COLUMBUS ENERGY CORP.

                                  (Unaudited)


         The provision for income taxes consists of the following (in thousands):

                                               Nine Months Ended August 31,
                                               ----------------------------
                                                  1996               1995
                                                  ----               ----
Current:
     Federal                                      $   50          $   12
     Foreign (Canada)                                  -              29
     State                                            37              15
                                                  ------          ------
                                                      87              56
                                                  ------          ------

Deferred:
     Federal                                         856             207
     Foreign (Canada)                                  -              44
                                                  ------          ------
                                                     856             251
                                                  ------          ------
  Total income tax expense                        $  943          $  307
                                                  ======          ======


       The components of earnings before income taxes are (in thousands):

                            Nine Months Ended       Three Months Ended
                                 August 31,              August 31,
                           -------------------      -------------------
                            1996         1995        1996         1995
                           ------       ------      ------       ------
U.S.                       $2,482       $  599      $  736       $   80
Canada                          -          209           -            -
                           ------       ------      ------       ------
     Total                 $2,482       $  808      $  736       $   80
                           ======       ======      ======       ======

     The total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                                Percent of Pretax Earnings
                                               ----------------------------
                                               Nine Months Ended August 31,
                                               ----------------------------
                                                  1996               1995
                                                  ----               ----
U.S. Statutory rate                                34%                34%
Foreign taxes (Canada)                              -                  9
Foreign tax credit                                  -                 (9)
State income taxes                                  2                  2
Other                                               2                  2
                                                 ----               ----
                                                   38%                38%
                                                 ====               ====

                             COLUMBUS ENERGY CORP.

                                  (Unaudited)


     During the nine months of fiscal 1996, certain tax assets were utilized as a result of the taxable income. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                                             Current Year
                                                       ----------------------------------------------------
                                                                       Stock-
                                                        Dec. 1,        holders'                    Aug. 31,
                                                         1995          Equity       Operations      1996
                                                       --------       --------      ----------    --------
  Deferred tax assets:
    Pre-1987 loss carryforwards                        $  1,976       $    -        $  (426)      $  1,550
    Post-1987 loss carryforwards                            720            -           (540)           180
    Percentage depletion
      carryforwards                                         894            -              -            894
    State income tax loss
      carryforwards                                         197            -            (88)           109
    Other                                                   245            -            (26)           219
                                                       --------       ------        -------         ------
                   Total                                  4,032            -         (1,080)         2,952
       Valuation allowance                               (1,737)           -              -         (1,737)
                                                       --------       ------        -------         ------
         Deferred tax assets                              2,295            -         (1,080)         1,215
                                                       --------       ------        -------         ------
    Tax benefit of disqualifying
      disposition of incentive
      stock options                                           -           54(a)         (54)             -
                                                       --------       ------        -------         ------

  Deferred tax liabilities-
    Depreciation, depletion and
      amortization and other                             (1,657)           -            278         (1,379)
                                                       --------       ------        -------         ------
      Net tax asset (liability)                        $    638       $   54        $  (856)        $ (164)
                                                       ========       ======        =======         ======


-----------------
  (a) Credited to additional paid-in capital.


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

(5)  CONTINGENCY

     The Company entered into two separate swaps of 60,000 Mmbtu per month each of natural gas for the period from April 1996 through November 1996 which volume equated to about 55% of first quarter production. The first swap was at a price of $1.74 per Mmbtu while the second swap was at a price of $1.88 per Mmbtu. To partially protect against probable higher gas prices for October and November 1996, the Company also purchased NYMEX call contracts for those two months for 60,000 Mmbtu of natural gas at $1.805 and $1.875, respectively. The October call contract was sold in June 1996 for $37,500 which partially offset losses from the swaps for June. The November call contract was sold in September 1996 for $4,500 which will partially offset losses from the swaps for September.

     Columbus also entered into a swap of crude oil prices by selling a strip of 10,000 barrels per month for the twelve month period from January 1996 through December 1996 at an average daily price of $17.25 per barrel with an upside cap of $19.50, thereby limiting the maximum possible reduction in revenue in any month to $2.25 per barrel, or $22,500. The difference between the hedge price and the actual daily closing price of the near month contract on the NYMEX has been settled monthly utilizing that cap thus far in fiscal 1996. This contract volume represents approximately 50% of recent monthly production.

     Columbus recently entered into an additional swap of crude oil prices by selling a strip of 10,000 barrels per month for the twelve month period from November, 1996 through October, 1997 at an average daily price of $21.17 per barrel.

     The natural gas and crude oil swaps described above are considered financial instruments with off-balance sheet risk and were acquired in the normal course of business to reduce exposure to downward movements in the price of crude oil and natural gas. Such instruments can involve, to varying degrees, elements of market and credit risk which exceed the amount recognized in the balance sheet. As calculated as of October 10, 1996, the Company had natural gas and crude oil swaps as follows:

                             COLUMBUS ENERGY CORP.

                                        Notional         Market
                                         Value            Value
                                      -----------      -----------
      Natural gas                     $  651,600       $  492,000
      Crude oil (9/96-12/96)             690,000          600,000
      Crude oil (11/96-10/97)          2,540,400        2,502,000

The market value will change constantly during the remaining term of the contracts and will result in a reduction or increase in sales reported by the Company during that period. In particular, the new oil swap which contract period begins November 1, 1996 has a market value which cannot yet be determined and the above table is based upon current futures prices which can fluctuate dramatically until then. These swaps are primarily seen as insurance against significant downside price fluctuations since losses occurring when future prices are above the swap level are mitigated somewhat by the higher prices actually received in the field for the equivalent volumes.

(6)  RELATED PARTY TRANSACTIONS

Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $82,000 and $81,000 for the third quarter of 1996 and 1995, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Columbus' financial condition and operating results continue to be superior to most of its peer energy companies. As of the end of the first nine months of 1996, shareholders' equity was $14,690,000, despite repurchase of 86,100 shares of treasury stock, up from $13,186,000 at November 30, 1995. Existing positive working capital of $1,221,000 combined with the Company's anticipated future cash flow should be sufficient to fully fund all expenditures required to develop its undeveloped reserves as well as allow participation in a modest exploratory drilling program. The amount by which its outstanding loan balance is exceeded by the $7,000,000 bank borrowing base is also available if needed but has been designated by management for acquisitions of new oil and gas properties. However, the bank loan itself is not so restricted and may be used for any legal corporate purpose.

     Both nine months and third quarter 1996 discretionary cash flow and net earnings results showed a significant improvement over fiscal 1995's similar periods. This was an outgrowth of higher prices (despite hedging deductions) and improved production of both crude oil and natural gas reported for both 1996 periods and will be discussed later in greater detail. It is particularly noteworthy that discretionary cash flow for 1996's first nine months was up 49% while net earnings more than tripled.

     To date fiscal 1996's development program has been much more rewarding than that of 1995. In December, an acquisition was completed of additional working interests in producing natural gas wells in several fields near Laredo in Webb and Zapata Counties, Texas at a $2.63 million cost utilizing bank borrowings and was effective as of November 1, 1995. A second acquisition in the Laredo area of $500,000 was closed effective June 1, 1996. Subsequent drilling successes and higher prices have combined to make these added working interests an excellent contributor to 1996's results to date.

     For the third quarter of 1996, revenues increased by 41% compared to 1995 due to the aforementioned higher oil and natural gas production and prices while net income of $456,000, or $.15 per share, for 1996 is a significant improvement over last year's $50,000, or $.02 per share. Proved developed and undeveloped natural gas and crude oil reserves as of August 31, 1996 benefitted from higher prices which restored some reserves and reduced this year's third quarter depletion expense both on a BOE unit basis as well as on a percentage of sales.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS - (Continued)

     Management has steadfastly subscribed to its position that the best measure of a company's cash flow is one determined before any consideration is given to working capital changes or deduction of exploration expenses. This is otherwise known as discretionary cash flow ("DCF"). Columbus' DCF for the first nine months of 1996 was $4,791,000 compared to $3,205,000 in 1995 which also included $362,000 attributable to its former Canadian subsidiary. For the third quarter periods only where there was no such inclusion from that source, the results were an even more impressive $1,538,000 versus $802,000.

     Management continues its objection to the Financial Accounting
Standards Board Statement No. 95 requirement that operating cash flow be determined after consideration of working capital changes. It will continue to reflect its opinion on this matter in all public filings and reports because this pronouncement ignores entirely the significant impact that the timing of income received for, or expenses incurred on behalf of, third party owners in wells has on working capital. This is particularly true for Columbus where it serves as an operator but holds a fairly small interest in several such properties with a significant activity level.

     Sales volume of natural gas averaged 7,412 Mcfd during third quarter of 1996 which was up 42% from 1995's average of 5,221 Mcfd while oil sales were 614 barrels per day in 1996 compared to 627 in third quarter 1995.
Management's stated goal for 1996 had been to surpass a former record level of 2,200 barrels of oil equivalent per day by 1996's third quarter. It has not accomplished this objective for a variety of reasons with the most significant being a delay in developing its Williston Basin oil reserves. While August 1996's production did approximate 1,874 BOE/D, several completed gas wells were either connected late in the month or will be during the fourth quarter. It should be noted that production for the third quarter of both years was solely from U.S. operations.

     Columbus' hedges of natural gas and oil prices are covered in some detail in "Results of Operations - Oil and Gas Revenues and Operating Costs" as well as Note 5 to the financial statements in this Form 10-Q.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

     The Company's operation and management services segment remains profitable despite divesting its most profitable source generated in Canada from processing fees. Fortunately, expenses have been sufficiently reduced that positive results are generated.

     Columbus had outstanding borrowings of $3,200,000 as of August 31, 1996 against its line of credit with Norwest Bank Denver, N.A. of which $2,700,000 had been borrowed in December 1995 and $500,000 in June, 1996 for the aforementioned property acquisitions. The Seventh Amendment to the credit agreement as of August 30, 1996 reduced the LIBOR interest rate to LIBOR plus 1 1/2% and extended the revolving period to July 1, 1999 and the maturity of the term loan to July 1, 2003. This loan continues to be collateralized by its oil and gas properties. At the end of the third quarter 1996, the ratio of bank debt to shareholders' equity was 0.22 and to total assets was 0.15. The debt outstanding at the end of the quarter used a LIBOR option at an average interest rate of 7.35%. During September 1996, the outstanding debt was additionally reduced by $500,000.

     During the first nine months of 1996, capital expenditures incurred on oil and gas properties totaled $5,849,000 (including acquisitions of $2,981,000). These expenditures were primarily directed toward development drilling and recompletions in the South Texas and Gulf Coast areas as well as prospect costs in the new Louisiana AMI.

     Columbus continued its share repurchase program during the first nine months of 1996 by acquiring an additional 86,100 shares out of a 300,000-share repurchase authorization in February, 1995. That resolution restricted purchases to a maximum price of $8.75 from available cash and not with bank borrowings. There are 16,000 remaining authorized but unpurchased shares.

RESULTS OF OPERATIONS

     Revenues and expenses for 1996's third quarter can be realistically compared with 1995's like period because the latter did not contain Canadian subsidiary results following its divestiture on February 24, 1995.

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

                                        Third Quarter
                                     ------------------       %       Second Qtr.       %
                                     1996         1995      Change        1996       Change
                                     -----       ------    -------    -----------    ------
         Natural gas revenues M$     $ 1,445     $   722     100 %       $ 1,424         1 %
         Oil revenue M$              $ 1,068     $   943      13 %       $ 1,215       (12)%
         Natural gas sales volumes:
           Millions of cubic feet        682         480      42 %           662         3 %
           MCF/day                     7,412       5,221                   7,190

         Oil sales volumes:
           Barrels                    56,500      57,659      (2)%        61,576        (8)%
           Barrels/day                   614         627                     669

         Average price received:
           Natural gas - $/MCF       $  2.12     $  1.50      41 %       $  2.15        (1)%
           Oil - $/BBL               $ 18.91     $ 16.35      16 %       $ 19.74        (4)%

     Natural gas revenues increased 100% in the third quarter of 1996 over 1995's quarter and were primarily generated by improved prices plus the additional interests related to the property acquisitions as well as from newly developed wells. Average prices for natural gas rose 41% in the third quarter of 1996 compared with last year. Increased demand and severely depleted storage levels following an extended winter heating season contributed to this improvement. Reported 1996 quarterly revenues were reduced by $165,000 ($.24 per Mcf) from hedging of natural gas prices while 1995's quarter had no hedging activity or otherwise the difference in revenues would have been an even more dramatic 123%. Sales volumes for the third quarter of 1996 versus the second quarter of 1996 were higher by 3% which generated a 1% increase in natural gas revenues which overcame the 1% lower average prices brought about by the hedging losses.

     Oil revenues for the third quarter were up 13% over 1995's similar quarter as a result of a 16% increase in the average price received which overcame 2% lower sales volumes. Crude oil production improved because two new Jackson sand oil wells in the Sralla Road field produced for a full quarter and overcame normal decline elsewhere while the Williston Basin oil development program was further deferred pending completion of a 3-D seismic program. Oil revenues and average price for the third quarter of 1996 have been reduced by $67,500, or $1.19 per barrel, due to hedging losses. No oil hedges existed in the 1995 quarter.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

     When compared to the second quarter of 1996, third quarter 1996 U.S.
oil revenues were 12% lower because of a 4% decrease in the average price per barrel, increased hedging deductions, and 8% lower sales volumes.

     No comparisons of oil and gas revenues and operations in Canada are possible because of the spin-off of Resources in February 1995. The following amounts were included in Columbus' 1995 first quarter results.

                                                 First Quarter
                                              --------------------
                                                      1995
                                                    -------
         Natural gas revenues M$                    $   492
         Oil and plant liquids
           revenues M$                              $   141
         Natural gas sales volumes:
           Millions of cubic feet                       453
           MCF/day                                    5,035
         Oil and plant liquids
           sales volumes:
             Barrels                                 12,107
             Barrels/day                                135
         Average price received:
           Natural gas - $/MCF                      $  1.09
           Oil and liquids - $/BBL                  $ 11.61

     Lease operating expenses in the U.S. for the 1996 quarter were lower than last year's quarter on a barrel of oil equivalent basis at $2.94 compared to $3.30 in 1995 even though total costs were higher because of additional wells, several expensive workovers plus the 1996 property acquisitions. Operating costs in the U.S. as a percentage of revenues have decreased in 1996 to 20% compared to 28% in 1995's third quarter as the latter suffered from lower product prices.


     Production and property taxes approximated 9 to 10% of revenues in both nine month periods. The relationship of taxes and revenue is not always directly proportional because some local jurisdiction's taxes are based upon reserve evaluations as opposed to actual revenues or production for a given period.

     Drilling for the 1996 third quarter was very active with seven (0.83 net) successful development well gas completions, one (0.34) successful exploratory oil well and two (0.59 net) dry holes in the Laredo area. Recompletion activity of behind-the-casing gas reserves in the B.R. Cox field was finally commenced during the third quarter on two wells. A third well with two zones available for recompletion was begun in early September and Columbus has a

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)

100% working interest in this well as other owners non-consented this recompletion attempt. We remain confident that a recompletion program will restore some of the reduced productivity in that gas field.

     As previously reported in its 1995 annual report 10-K and prior 1996
Form 10-Q's, the Company has varying interests from 6.25% to 12.50% in 44,140 gross acres of leaseholds in a three-township Area of Mutual Interest ("AMI") in St. Landry and Avoyelles Parishes in mid-Louisiana. This leasehold block includes one lease of approximately 15,000 acres that is under an option which must be exercised into new five year leases consisting of 2,000 acres every six months for the next four years. As the option is exercised by the operator, Belco Oil & Gas, the cost of same will not only be free of additional cost to Columbus but, assuming the option is exercised in full, a profit of over $400,000 will be realized by Columbus. The Company held 3,517 net acres at August 31 but this could be reduced by about 500 net acres if an option granted a co-venturer is exercised by October 28th.

     These leaseholds overlay a trend of fractured Austin Chalk formation at a depth of 15,000 feet in which there is a 250 foot section of limestone containing oil both in the fracture system as well as in the porosity of the matrix rock. Information related to the reservoir characteristics has been established by numerous wells within the AMI that have penetrated this zone while drilling to the deeper Tuscaloosa formation during the 1970's and 1980's. Also, several oil wells have been successfully completed in this zone in both vertical and horizontal wells. The existence of economically recoverable oil reserves under this property was a fairly well accepted fact. However, past problems with the design of equipment available to drill and complete the horizontal portion of the holes plus having to deal with temperatures in excess of 300 degrees Fahrenheit and a geo-pressured reservoir of about 10,000 psia led to excessive costs and brought the ultimate return on investment into question. Accordingly, most of the Austin Chalk trend in Louisiana remained fairly dormant for the five year period preceding 1996 while in Central Texas the activity level was accelerating as a result of improved productivity and significantly improved design of downhole horizontal drilling equipment.

     Several outstanding completions of this identical zone in the Brookeland Field on the Texas-Louisiana border, and in the Masters Creek Field area of Vernon and Rapides Parishes, Louisiana rejuvenated the entire geologic trend resulting in several huge acreage block assemblages with multi-rig development programs announced by firms which include Union Pacific Resources, Amoco, Occidental Petroleum, Chesapeake Energy and Sonat. Leasehold prices have escalated sharply throughout the trend area contemporaneously with several announced single and dual lateral

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)

well completions having initial potentials in excess of 8 million cubic feet of gas and 4,000 barrels of oil or condensate per day. These were a direct result of overcoming drilling problems which previously plagued most of the early development wells in Columbus' AMI such as excessive mud losses into fractures and equipment failures.

     In the 1996 first quarter, Columbus and its three independent producer co-venturers sold Belco 75% of their accumulated 25,000 acre leasehold and lease option position. Belco also assumed a well bore farmout obligation which called for a previously drilled and cased well to be re-entered and a single lateral hole of 3,000 to 4,000 feet to be drilled at a vertical depth of about 15,000 feet. Columbus owns no interest in this re-entry well which has now been successfully completed flowing at the rate of 2,500 BOPD and 2.7 Mmcfd. EGY will have a 6.25% carried working interest reversion after payout of an offset dual lateral well that should be commenced as soon as regulatory clearances can be procured. This second well south of the re-entry will be newly drilled from the surface and is forecasted to cost about $5 million. Hopefully it will have a completion production rate in excess of the single lateral re-entry well or Belco's other recently completed horizontal well located about 13.5 miles to the southeast which tested at the rate of 4,800 BOPD and 6.0 Mmcfd from a 3,850 foot single lateral at a vertical depth of 17,000 feet.

     To give our shareholders some perspective of the potential magnitude of this new area on the Company's future reserves and cash flow, engineers had estimated, based on pressure and performance data available from existing wells prior to this new re-entry completion, that a successful single lateral with similar productive capability to that established by that Martin A-1 well should have recoverable reserves in the range of 1.2 to 1.5 million barrels of oil with about 2 billion cubic feet of associated gas. Incidentally, this gas has an unusually high heating value which can yield as much as a 70% bonus in the price received, so it adds materially to an oil well's revenue stream. Similarly, a dual lateral completion could generate reserves of upwards of three million barrels of oil and four billion cubic feet of gas which would yield undiscounted future net revenues to the working interest owners of as much as $50 million from a well costing about $5 million, or less. Equally important is an expected payout period of only four to eight months with a large percentage of the reserves of each well being recovered during its first three years of life. This translates into a potential cash flow stream for EGY's 6.25% working interest participation of over $100,000 per month initially from each dual lateral completion. Admittedly the productivity of these wells is expected to decline fairly rapidly, but with such a fast payout, this fact does not generate much concern.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)

     Operating and Management Services

     This segment of the Company's U.S. business includes operations and services conducted on behalf of third parties and also includes compressor rentals. Operating and management services profit for U.S. only operations was aided in 1996 by reduced costs as a result of the staff reductions made at the beginning of fourth quarter 1995. There was a $172,000 profit for the U.S. segment during first nine months of 1996 compared to an $121,000 profit for the equivalent period in 1995.

     Interest Income

     Interest income is primarily earned from short-term investments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income decreased in 1996 to $36,000 from $42,000 in 1995's third quarter primarily as result of a decreased amount of investments and lower short-term interest rates.

     General and Administrative Expenses

     General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category although other nonbillable expenses are included. The Company's general and administrative expenses in the third quarter of 1996 were 6% higher than last year because of increased level of professional services and higher medical claims under the Company's self-insured plan.

     Reimbursement for services provided by Columbus officers and employees for managing Resources had been expected to decrease later in fiscal 1996 after a Canadian-based management took over following a business combination with another junior oil and gas company. However, merger discussions have been placed on hold due to an apparent important oil discovery by Resources that requires substantial evaluation. Columbus' general and administrative expense will increase when it does occur since no further staff reductions are planned. Reimbursement of $82,000 was realized in third quarter 1996 and $281,000 for all of fiscal year 1995 for providing these services to Resources.

     Litigation Expense

     The legal costs of the Porter Farrell II lawsuit were included in this expense item in 1995 but his appeal was dismissed in January 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)

     Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization of oil and gas assets are calculated based upon the units of production compared to proved reserves of each field. The expense is not only directly related to the level of production, but also is dependent upon past costs to find, develop, and recover those reserves. Total charges for depletion expense for oil and gas properties increased in 1996 over 1995 due to increased production and also overcame the benefits realized from the 1995 write-down of the carrying value of certain properties upon adoption of SFAS 121. However, the 1996 third quarter depletion rate was $4.18 per barrel of oil equivalent compared to $4.53 per barrel of oil equivalent in the like period of fiscal 1995 and $4.21 per barrel of oil equivalent for all of 1995. These amounts are generally below the industry average primarily because of Columbus' historically low finding costs. Depreciation and amortization of office equipment and computer software is also included in the total charge.

     A non-cash impairment loss of $165,000 was recognized during the 1996 first quarter because a development well drilled in Oklahoma proved to be uneconomic and its costs exceeded the remaining future cash flows from other producing properties in the field.

     Exploration Expense

     In general, the exploration expense category relates to Company-wide efforts to acquire and explore new prospective areas, and primarily includes geological consulting, seismic expense and exploratory dry holes. The successful efforts method of accounting for oil and gas properties requires that the cost of drilling unsuccessful exploratory wells be currently expensed. During second quarter 1996 an exploratory well drilled in Oklahoma proved non-economic and $77,000 was expensed. During first quarter of 1995 no exploratory dry holes were drilled but seismic survey costs of $46,000 were incurred in Canada before Resources was divested. Accordingly, exploration expenses for comparative nine month periods amounted to $182,000 for 1996 and $139,000 for 1995 which reduced cash flow from operations as well as net earnings, even though considered discretionary expenses. These charges are added back to compute discretionary cash flow. In addition, during third quarter 1996 3-D seismic of $212,000 was incurred in Montana to locate a development well and has been capitalized as part of the leasehold cost.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)

     Interest Expense

     Interest expense varies in a direct relationship to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding was lower for the 1995 second quarter than in 1996 but the average interest rate paid during this latest quarter was 7.3% versus 7.8% in 1995.

     Income Taxes

     During the third quarter of 1996 the U.S. net deferred tax asset was reduced to a net liability of $165,000 which is comprised of $96,000 current deferred tax asset and $261,000 long-term tax liability. The estimated utilization of deferred tax assets was $262,000 during the quarter. The valuation allowance remained unchanged thus far in 1996. The effective tax rate for 1996 was 38%. See also Note 3 to the consolidated financial statements for further explanation of income taxes.

     Statement Pursuant to Safe Harbor Provision of the Private
     Securities Litigation Reform Act of 1995

     This report may contain certain "forward-looking statements" that have been based on imprecise assumptions with regard to production levels, price realizations, and expenditures for exploration and development and anticipated results therefrom. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10(a) - Seventh Amendment to the Amended and Restated Credit
                         Agreement dated as of August 30, 1996 between Columbus Energy Corp. and Norwest Bank Colorado, N.A., Denver dated July 1, 1992.

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



                                           COLUMBUS ENERGY CORP.
                                           ---------------------------
                                           (Registrant)



DATE:   October 11, 1996                   /s/ Harry A. Trueblood, Jr.
     ----------------------                ---------------------------
                                           Harry A. Trueblood, Jr.
                                           Chairman, President and
                                           Chief Executive Officer
                                           (a duly authorized officer)



DATE:   October 11, 1996                   /s/ Ronald H. Beck
     ----------------------                ---------------------------
                                           Ronald H. Beck
                                           Vice President
                                           (Chief Accounting Officer)

                                EXHIBIT INDEX





Exhibit
 No.                         Exhibit Description
-------                      -------------------

  10(a)         -  Seventh Amendment to the Amended and
                   Restated Credit Agreement dated as of
                   August 30, 1996 between Columbus Energy
                   Corp. and Norwest Bank Colorado, N.A.,
                   Denver dated July 1, 1992.

  11            -  Computation of per share earnings

  27            -  Financial data schedule