Form 10-Q
period 1997-02-28
COLUMBUS ENERGY CORP
filed 1997-04-10
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         February 28, 1997
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:                 1-9872



                              COLUMBUS ENERGY CORP.
             (Exact name of registrant as specified in its charter)

           Colorado                                 84-0891713
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification
                                                        No.)

     1660 Lincoln St., Denver, CO                         80264
(Address of principal executive offices)                (Zip Code)

                                 (303) 861-5252
              (Registrant's telephone number, including area code)

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at April 10, 1997
Common stock, $.20 par value                                  3,101,845

                              COLUMBUS ENERGY CORP.

                                      INDEX


                                                                    PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                February 28, 1997 and
                November 30, 1996 ..............................       3

              Consolidated Statements of Income -
                Three Months Ended February 28,
                1997 and February 29, 1996 .....................       5

              Consolidated Statement of
                Stockholders' Equity -
                Three Months Ended February 28, 1997 ...........       6

              Consolidated Statements of Cash Flows -
                Three Months Ended February 28, 1997
                and February 29, 1996 ..........................       7

              Notes to the Financial Statements ................       9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations ..........................      17

PART II.  OTHER INFORMATION

     Item 1      Legal Proceedings..............................      24

     Items 2-5.  Not Applicable

     Item 6.     Exhibits and Reports
                   on Form 8-K .................................      24

     Signatures ................................................      25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     February 28,   November 30,
                                                        1997           1996
                                                      --------       --------
                                                     (unaudited)
                                                            (in thousands)

Current assets:
  Cash and cash equivalents ......................      $  1,608       $  1,396
  Accounts receivable:
    Joint interest partners ......................         1,287            889
    Oil and gas sales ............................         1,711          1,544
    Less allowance for doubtful accounts .........          (116)          (116)
  Deferred income taxes (Note 3) .................           479            631
  Inventory of oil field equipment,
    at lower of average cost or market ...........            96            115
  Other ..........................................            49             77
                                                        --------       --------

        Total current assets .....................         5,114          4,536
                                                        --------       --------

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2) ..............................        29,194         28,031
  Other property and equipment ...................         1,982          2,001
                                                        --------       --------

                                                          31,176         30,032
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance .....................       (13,677)       (12,943)
                                                        --------       --------

        Net property and equipment ...............        17,499         17,089
                                                        --------       --------

                                                        $ 22,613       $ 21,625
                                                        ========       ========

                                                                     (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      February 28,  November 30,
                                                          1997           1996
                                                        --------       --------
                                                      (unaudited)
                                                             (in thousands)
Current liabilities:
  Accounts payable .................................     $  1,637      $  1,292
  Undistributed oil and gas
   production receipts .............................            8            54
  Accrued production and property taxes ............          330           555
  Prepayments from joint interest owners ...........          321           258
  Accrued expenses .................................          314           348
  Income taxes payable (Note 3) ....................          107            33
  Other ............................................           13            30
                                                         --------      --------

        Total current liabilities ..................        2,730         2,570
                                                         --------      --------

Long-term bank debt (Note 2) .......................        1,300         2,200
Deferred income taxes (Note 3) .....................        1,105           630

Commitments and contingent liabilities (Note 2)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued ..............         --            --
  Common stock authorized 20,000,000 shares
    shares of $.20 par value; shares issued
    3,538,873 in 1997, and 3,499,915 in 1996
    (outstanding 3,181,690 in 1997 and
    3,155,346 in 1996) .............................          708           700
  Additional paid-in capital .......................       17,589        17,361
  Retained earnings, since
    December 1, 1987 ...............................        1,863           720
                                                         --------      --------
                                                           20,160        18,781
  Less: Treasury stock at cost
          357,183 shares in 1997 and
          344,569 shares in 1996 ...................       (2,682)       (2,556)
                                                         --------      --------
        Total stockholders' equity .................       17,478        16,225
                                                         --------      --------
                                                         $ 22,613      $ 21,625
                                                         ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                           ------------------
                                                       February 28, February 29,
                                                            1997        1996
                                                           ------         ------
                                                          (in thousands, except
                                                              per share data)

Revenues:
  Oil and gas sales ..............................         $3,765         $2,592
  Operating and management
    services .....................................            276            288
  Interest and other income ......................             37            204
                                                           ------         ------

       Total revenues ............................          4,078          3,084
                                                           ------         ------

Costs and expenses:
  Lease operating expenses .......................            518            565
  Property and production taxes ..................            321            265
  Operating and management
    services .....................................            197            202
  General and administrative .....................            338            211
  Depreciation, depletion and
    amortization .................................            753            675
  Impairment of long-lived assets ................           --              165
  Exploration expense ............................             62             33
  Litigation (Note 4) ............................              7              9
                                                           ------         ------

      Total costs and expenses ...................          2,196          2,125
                                                           ------         ------

      Operating income ...........................          1,882            959
                                                           ------         ------

Other expenses (income):
  Interest .......................................             35             71
  Other ..........................................              3              1
                                                           ------         ------
                                                               38             72
                                                           ------         ------

      Earnings before income taxes ...............          1,844            887

Provision for income taxes
  (Note 3) .......................................            701            337
                                                           ------         ------

      Net earnings ...............................         $1,143         $  550
                                                           ======         ======

Earnings per share ...............................         $  .36         $  .18
                                                           ======         ======

Average number of common shares ..................          3,171          3,058
                                                           ======         ======



The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended February 28, 1997
                                   (Unaudited)

                              Common Stock        Additional                  Treasury Stock
                          ---------------------    Paid-in    Retained    ----------------------
                           Shares      Amount      Capital    Earnings     Shares       Amount
                          ---------   ---------   ---------   ---------   ---------    ---------
                                                  (dollar amounts in thousands)
Balances,
  December 1, 1996 ....   3,499,915   $     700   $  17,361   $     720     344,569    $  (2,556)

Exercise of employee
  stock options .......      36,045           7         199        --        13,333         (131)
Purchase of shares ....        --          --          --          --            14         --
Shares issued for Stock
  Purchase Plan .......       2,913           1          29        --          (733)           5
Net earnings ..........        --          --          --         1,143        --           --
                          ---------   ---------   ---------   ---------   ---------    ---------

Balances,
  February 28, 1997 ...   3,538,873   $     708   $  17,589   $   1,863     357,183    $  (2,682)
                          =========   =========   =========   =========   =========    =========

                                       6

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Three Months Ended
                                                  ------------------
                                              February 28,   February 29,
                                                 1997             1996
                                                -------         -------
                                                     (in thousands)

Net earnings .........................          $ 1,143         $   550

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation, depletion, and
      amortization ...................              753             675
    Impairment of assets .............             --               165
    Deferred income tax provision ....              627             302
    Gain on asset sale ...............             --              (176)
    Other ............................               14              19
Net change in operating assets and
  liabilities ........................             (366)           (984)
                                                -------         -------
          Net cash provided by
          operating activities .......            2,171             551
                                                -------         -------

Cash flows from investing activities:
  Additions to oil and gas properties            (1,163)         (3,530)
  Additions to other assets ..........             --               (11)
  Proceeds from sale of assets .......             --               330
                                                -------         -------
        Net cash used in
          investing activities .......           (1,163)         (3,211)
                                                -------         -------

Cash flows from financing activities:
  Proceeds from long-term debt .......             --             2,700
  Reduction in long-term debt ........             (900)           (300)
  Proceeds from issuance of
    common stock .....................              235              26
  Purchase of treasury stock .........             (131)           (113)
                                                -------         -------
        Net cash provided by (used in)
          financing activities .......             (796)          2,313
                                                -------         -------

Net increase (decrease) in cash and
  cash equivalents ...................              212            (347)
Cash and cash equivalents at
  beginning of period ................            1,396           1,414
                                                -------         -------
Cash and cash equivalents at
  end of period ......................          $ 1,608         $ 1,067
                                                =======         =======

                                                                     (continued)

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)

                                                  Three Months Ended
                                                  ------------------
                                              February 28,   February 29,
                                                 1997             1996
                                                -------         -------
                                                    (in thousands)
Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                  $    48         $     61
                                                =======         ========
      Income taxes                              $   -0-         $    -0-
                                                =======         ========

The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Columbus Energy Corp. ("Columbus") and its wholly-owned subsidiary, Columbus Gas Services, Inc.("CGSI"). All significant intercompany balances have been eliminated in consolidation. The term "Company" as used herein includes Columbus and its subsidiary.

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of managements' estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of February 28, 1997 and November 30, 1996, the results of its operations and cash flows for the three months ended February 28, 1997 and February 29, 1996. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Hedging activities are included in cash flow from operations in the cash flow statements.

     The Company uses crude oil and natural gas swaps to manage price exposure. Realized gains and losses on the swaps are recognized in oil and gas sales as settlement occurs.

     Earnings per share are computed using the weighted average number of common shares outstanding. Stock options are included as common stock equivalents, when dilutive, using the treasury stock method. Common stock equivalents include shares issuable upon assumed exercise of dilutive stock options using the average price for primary shares and the period end price, if higher, for fully diluted shares. For 1997 and 1996 such common stock equivalents were not dilutive.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     Oil and Gas Properties

     The Company follows the successful efforts method of accounting. Lease acquisition and development costs (tangible and intangible) for expenditures relating to proved oil and gas properties are capitalized. Delay and surface rentals are charged to expense in the year incurred. Dry hole costs incurred for exploratory operations are expensed. Dry hole costs associated with developing proved fields are capitalized. Expenditures for additions, betterments and renewals are capitalized. Exploratory geological and geophysical costs are expensed when incurred.

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

     An impairment loss on oil and gas properties is reported as a component of income from continuing operations. The Company recognizes an impairment loss when the carrying value exceeds the expected undiscounted future net cash flows of each property pool at which time the property pool is written down to the fair value. Fair value is estimated to be a discounted present value of expected future net cash flows with appropriate risk consideration.

     The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1996 and February 28, 1997.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     Other Property and Equipment

     Depreciation of other assets are provided on the straight line method over their estimated useful lives. Gains and losses from retirement or replacement of other properties and equipment are included in income. Betterments and renewals are capital ized. Maintenance and repairs are charged to operating expenses.

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

(2)  LONG-TERM DEBT

     The Company has a credit agreement with Norwest Bank Denver, N.A. that was amended and restated on October 23, 1996. The credit is collateralized by a first lien on oil and gas proper ties.

     As requested by the Company, the borrowing base is limited to $7,000,000, without regard to the maximum allowable amount that would be set by the bank during its semi-annual redetermina tion. A commitment fee of .25% is payable for any unused portion of the credit which is the difference between the borrowing base and the outstanding borrowings.

(3)  INCOME TAXES

     The Company files a consolidated income tax return with CGSI and has executed a tax allocation agreement which provides for an allocation and payment of income taxes based upon each company's separate tax liability calculation. Consolidated income taxes are payable only when taxable income exceeds available net operating loss carryforwards and other credits.

     Pursuant to provisions enacted as part of the Tax Reform Act of 1986, utilization of these corporate tax carryforwards in any one taxable year is limited if a corporation experiences a 50% change of ownership. Columbus experienced such a change of ownership in October 1987 effectively limiting the utilization of pre-change ownership net operating losses to approximately $900,000 in each subsequent year. Subsequent additional ownership changes accumulated to more than 50% by August 25, 1993 thereby causing a second ownership change to occur. Approximately $160,000 of these restricted post-1987 net operating loss carryforwards are available for fiscal 1997 or subsequent years.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)



     The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between financial statement and tax basis of assets and liabili ties using enacted rates in effect for the year in which the differences are expected to reverse. Tax assets (net of a valuation allowance) primarily result from net operating loss carryforwards, percentage depletion and certain accrued but unpaid employee benefits. Deferred tax liabilities result from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes.

     Because of the Company's previous 1987 quasi-organization, the Company is required to report the effect of its net deferred tax asset arising prior to December 1, 1987 as an increase in stockholders' equity rather than as an increase to net earnings.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     The provision for income taxes consists of the following (in thousands):

                                                   Three Months Ended
                                          --------------------------------------
                                          February 28, 1997    February 29, 1996
                                          -----------------    -----------------

Current:
         Federal                             $   18                 $   17
         State                                   56                     18
                                             ------                 ------
                                                 74                     35
                                             ------                 ------

Deferred:
         Federal                                471                    (49)
         Use of loss carryforwards              156                    351
                                             ------                 ------
                                                627                    302
                                             ------                 ------
  Total income tax expense                   $  701                 $  337
                                             ======                 ======

     The total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                               Percent of Pretax Earnings
                                               --------------------------
                                                   Three Months Ended
                                                   ------------------
                                          February 28, 1997    February 29, 1996
                                          -----------------    -----------------

U.S. Statutory rate                              34%                    34%
State income taxes                                3                      2
Other                                             1                      2
                                               -----                  -----
                                                 38%                    38%
                                               =====                  =====

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     During the three months of fiscal 1997, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                        Current Year
                                         ---------------------------------------
                                         Dec. 1,                        Feb. 28,
                                          1996           Operations       1997
                                         -------         ----------     --------

     Deferred tax assets:
       Pre-1987 loss carryforwards      $ 1,361           $     -       $ 1,361
       Post-1987 loss carryforwards         596              (149)          447
       Percentage depletion
         carryforwards                    1,130                 -         1,130
       State income tax loss
         carryforwards                       88                (7)           81
       Other                                308                 4           312
                                        -------           -------       -------
                  Total                   3,483              (152)        3,331
          Valuation allowance            (1,469)                -        (1,469)
                                        -------           -------       -------
         Deferred tax assets              2,014              (152)        1,862
                                        -------           -------       -------

     Deferred tax liabilities-
       Depreciation, depletion and
         amortization and other          (2,013)             (475)       (2,488)
                                        -------           -------       -------
         Net tax asset (liability)      $     1           $  (627)      $  (626)
                                        =======           =======       =======

     The Company has net operating loss carryforwards (in thousands) available at November 30, 1996 as follows:

                                                               Net
                       Expiration Year                    Operating loss
                       ---------------                    --------------

                           1999                               $ 2,710
                           2000                                   907
                           2001                                   386
                           2003                                    45
                           2004                                   115
                           2010                                 1,593
                                                              -------
                                                              $ 5,756
                                                              =======

     For Alternative Minimum Tax purposes the Company had net operating loss carryforwards of approximately $6,900,000 as of November 30, 1996. The Company also has percentage depletion carryforwards of $2,974,000 which do not expire. State income tax operating loss carryforwards of $1,450,000 were available at November 30, 1996.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(4) LITIGATION

     Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially effect the Company's future financial position or results of operations.

(5) CONTINGENCY

     The Company entered into a natural gas swap by selling 60,000 Mmbtu per month for the period from March 1997 through October 1997 at $2.20 per Mmbtu. This volume represents approximately 20% of Columbus' first quarter gas production.

     Columbus also entered into a crude oil swap by selling a strip of 10,000 barrels per month for the twelve month period from November 1996 through October 1997 at an average daily price of $21.17 per barrel. This amount represents approximately 50% of Columbus' current crude oil production. The difference between the hedge price and the actual daily closing price on the New York Mercantile Exchange ("NYMEX") is settled monthly.

     The Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk which were in the normal course of business to reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involve, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had natural gas and crude oil swaps outstanding subsequent to February 28, 1997 as follows:

                                        Notional              Market Value as of
                                         Value                      2/28/97
                                        --------              ------------------

         Natural gas
           (3/97-10/97)                $1,056,000                 $1,183,000

         Crude oil
           (3/97-10/97)                 1,694,000                  1,804,000

                              COLUMBUS ENERGY CORP.

(6) RELATED PARTY TRANSACTIONS

     CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $67,000 and $72,000 for the first three months of 1997 and 1996, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following summarizes the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes.

Liquidity and Capital Resources

     During the first quarter of 1997 the Company achieved record results. Significantly improved crude oil and natural gas prices and production increased sales for 1997 by 45% compared to 1996. This was made up of 68% higher natural gas revenues and 14% crude oil revenues due to increased average prices of 43% and 25% while production was up 18% and down 8%, respectively. Net earnings of $1,143,000, or $.36 per share for 1997 more than doubled the net earnings of $550,000, or $.18 per share, in 1996. As of the end of the first quarter 1997, shareholders' equity was $17,478,000 compared to $16,225,000 at November 30, 1996. Substantial positive working capital of $2,384,000 on that date plus the Company's forecasted future cash flow for the year should be more than a sufficient source of capital to meet its approved budget of $7.1 million to develop its undeveloped reserves as well as fund its proposed exploratory program. The $7,000,000 bank borrowing base of its credit facility has been designated by management for acquisitions of new oil and gas properties although the loan can be used for any legal corporate purpose and would be available if needed. Notwithstanding the Company's presently favorable swap positions of crude oil and natural gas, expected future decreases in oil and gas prices subsequent to February 28, 1997 will probably result in reduced cash flows and net earnings for the remaining three fiscal quarters unless the results of the drilling program with expected production increases therefrom should prove sufficient to offset those price declines.

     Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be presented after working capital changes. Accordingly, net cash provided by operating activities was $2,171,000 for the first quarter of 1997 compared to $551,000 during 1996's quarter. Management believes that an important alternative measure (commonly used in the industry although not GAAP) of a company's cash flow is one determined before any consideration is given to working capital changes and without deduction of exploration expenses. This is generally known as discretionary cash flow ("DCF") for successful efforts companies and is important for comparability purposes because under the full cost accounting method used by a majority of smaller capitalization independent energy companies exploration costs are capitalized and therefore do not adversely affect operating cash flow or net earnings. Since exploration costs can be increased or decreased by management decision, DCF would be more comparable to cash flow of full cost companies. Columbus' DCF for first quarter 1997 was $2,599,000 compared to $1,568,000 in 1996 which 66% increase reflects higher natural gas and crude oil prices and improved natural gas production this year. DCF is calculated before debt retirement but in Columbus' case is not restricted since its long-term bank debt does not require principal payments before July 1999. Interest expense on outstanding debt has been relatively insignificant but is deducted when arriving at DCF anyway.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Management continues to take a strong exception to Financial Accounting Standards Board Statement No. 95 which directs that operating cash flow should be determined after consideration of working capital changes. It reflects that position on this matter in all of its public filings and reports because such a requirement ignores entirely the significant impact on working capital that the timing of income received for, and expenses incurred on behalf of, third party owners in wells can have on a company where it primarily serves as an operator of properties with only a small working interest as does Columbus.

     Neither discretionary cash flow nor operating cash flow before working capital represent cash flows that can be substituted for net income or cash available from operations as defined by GAAP. No matter how defined, cash flows do not necessarily indicate that they are sufficient to fund all cash requirements.

     Columbus' hedges (swaps) of natural gas and oil prices are discussed below in Results of Operations as well as in Note 5 to the financial statements.

     The Company's operation and management services segment remains profitable but has not contributed meaningfully to earnings since Resources was spun-off.

     Columbus had outstanding borrowings of $1,300,000 as of February 28, 1997 against its line of credit with Norwest Bank Denver, N.A. which has a current borrowing base of $7,000,000. The credit is collateralized by oil and gas properties. At the end of the first quarter 1997, the ratio of bank debt to shareholders' equity was 0.07 and to total assets was 0.06. The debt outstanding used a LIBOR option at an interest rate of 6.9%. The net increase or decrease in long-term debt affects reported financing activities cash flow as does the purchase of treasury stock and proceeds from the exercise of stock options.

     Working  capital at February  28,  1997  remained  positive  at  $2,384,000 compared to $1,966,000 at November 30, 1996. This was achieved despite expenditures of $1,163,000 for new additions to oil and gas properties for the quarter out of total budgeted development and exploratory capital expenditures for 1997 of over $7,000,000. It is noteworthy that working capital as the quarter ended exceeded outstanding bank debt. In that regard, at its regular February meeting, the Board of Directors voted to withdraw a previously filed registration statement covering a proposed rights offering to shareholders of a Series A Convertible Preferred Stock issue because of the rapid paydown of bank debt that had occurred since August 1996 as well as the accelerating cash flow realized during that period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     A 300,000-share repurchase was previously authorized in February 1995 which could be purchased from time to time out of available cash (excluding bank borrowings) at a price not to exceed $8.75 per share. Through February 1997, the Company had acquired 284,000 shares while the remaining 16,000 shares were purchased in early March. An overall average repurchase price of $7.21 per share was achieved for the block.

     Subsequently, during March 1997, an additional 100,000-share repurchase was authorized at a price not to exceed $9.75 per share. To date, 65,500 shares have been acquired at an average price of $9.22 per share excluding commissions.

RESULTS OF OPERATIONS

     During 1997's first quarter, the Company's revenues increased by 32% and operating income increased 96% compared to first quarter 1996. Other comparisons appear below.

     As indicated, a record drilling budget has been approved for 1997 so it is expected there will be a record number of well participations during the year. During the first quarter, five gross wells (0.88 net) were completed which resulted in four (0.54 net) successful gas wells in the Laredo area and one (0.34 net) pumping oil well in Oklahoma. No exploratory wells were completed but an Austin Chalk horizontal well re-entry at the Morrow 23 #1-H in Avoyelles Parish, Louisiana was in progress with the first lateral about to be commenced as the quarter closed. Columbus owns a 12.5% working interest after payout of the costs of this well and owns a lesser interest during payout which percentage can only be determined when final costs are known. The Company owns 6,189 net acres of working interest leaseholds and minerals under approxi mately 49,512 net (57,451 gross) acres of leaseholds and minerals in the three township Area of Mutual Interest ("AMI") in Avoyelles and St. Landry Parishes. Also in progress was a Red River replacement well completion located at the apex of the SE Froid field structure. The McCabe #1-X will allow the junked well bore at the McCabe #1 to be abandoned in the Red River formation and be recompleted as an oil producer in one of three uphole prospective horizons.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Oil and Gas Revenues and Operating Costs

     The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between periods for the first quarters of 1997 and 1996 and the first quarter of 1997 versus the fourth quarter of 1996.

                                              First Quarter
                                          ---------------------        %         Fourth Qtr.       %
                                           1997           1996       Change          1996        Change
                                          ------         ------      ------       -----------    ------
         Natural gas revenues M$          $2,511         $1,496        68%          $ 1,512        66 %
         Oil revenue M$                   $1,254         $1,096        14%          $ 1,315        (5)%
         Natural gas sales volumes:
           Millions of cubic feet            777            661        18%              729         7 %
           MCF/day                         8,628          7,262                       8,014

         Oil sales volumes:
           Barrels                        57,801         63,087       (8)%           60,522        (4)%
           Barrels/day                       642            693                         665

         Average price received:
           Natural gas - $/MCF            $ 3.23         $ 2.26        43%           $ 2.07        56 %
           Oil - $/BBL                    $21.69         $17.37        25%           $21.73         - %

     Natural gas revenues increased 68% in the first quarter of 1997 when compared to 1996's quarter primarily from higher volumes and prices. Average prices for natural gas rose 43% in the first quarter of 1997 compared with last year due to increased demand and limited excess deliverability nationwide which affected storage injections. Sales volumes improved by 18% over 1996's first quarter as a result of numerous wells developed during the intervening months. The first quarter of 1997 compared to fourth quarter of 1996 showed a sales volume increase of 7% as a result of new well connections and an increase of 56% in average prices received. These factors combined to increase revenues by 66% in 1997's quarter.

     Oil revenues for the first quarter were up 14% over the similar 1996 quarter as a result of a 25% increase in the average price received and despite 8% lower sales volumes. Crude oil production has continued its natural decline with insufficient new development wells to offset same during most quarters for the past several years. Total oil revenues in the first quarter of 1997 were reduced by $92,660 or $1.60 per barrel, from swaps of crude oil. Total oil revenues first quarter 1996 were reduced by $30,000, or $.47 per barrel, due to swaps of crude oil for January and February of that year.

     Columbus' average sales volume of natural gas of 8,628 Mcfd and oil production of 642 barrels per day for 1997's quarter equates to daily production of 2,080 barrels of oil equivalent (BOE) which is still 5% below the previous record quarter for U.S. daily production of 2,200 BOE. For the month of February 1997, the daily average reached 2,100 BOE (or 12,600 MCFE) and was closing on the record in March.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     When a comparison is made with the fourth quarter of 1996, first quarter 1997 oil revenues were 5% lower because of a 4% decrease in quarterly oil production with less than 1% decrease in average price per barrel.

     Lease operating expenses for the 1997 quarter were lower than first quarter 1996 because of last year's expensive work-overs and repairs performed on a few older wells. Accordingly, lease operating costs on a barrel of oil equivalent basis were $2.76 in 1997 compared to $3.24 in 1996. Operating costs as a percentage of revenues have decreased in 1997 to 14% compared to 22% in 1996's first quarter due to lower costs and significantly improved revenues.

     Production and property taxes approximated 9% of revenues in 1997 and 10% in 1996 and varies based on production in Texas where oil production tax rates are lower than gas production tax rates. The relationship of taxes and revenue is not always directly proportional because some local jurisdiction's taxes are based upon reserve evaluations as opposed to actual revenues or production for a given period.

     Operating and Management Services

     This segment of the Company's U.S. business is comprised of operations and services conducted on behalf of third parties and includes compressor rentals.

     Operating and management services profit is fairly consistent between quarters. There was a $79,000 profit during first quarter 1997 compared to an $86,000 profit for the equivalent quarter in 1996, but was only $38,000 for the fourth quarter of 1996 due to annual state workmen's compensation premium, increased vacation accrual and more time allocated to operations by personnel during fourth quarter.

     Interest Income

     Interest income is earned primarily from short-term invest ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income increased in 1997 to $37,000 from $28,000 in 1996's first quarter primarily as result of an increased amount of investments and stable short-term interest rates.

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

     The Company's general and administrative expenses in the first quarter of 1997 were higher than last year because of intervening grants of salary increases in May and November 1996 for officers and employees and $56,000 of costs associated with the withdrawn preferred stock offer and professional services related thereto.

     Reimbursement for services provided by Columbus officers and employees for managing Resources is expected to decrease later in fiscal 1997 assuming that Canadian-based management would take over following a business combination with another junior oil and gas company. Columbus' general and administrative expense will increase accordingly since no further staff reductions are planned. Reimbursement of $67,000 compares with $72,000 for first quarter 1996 for providing services to Resources.

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

     Total charges for depletion expense for oil and gas properties increased from 1996 due to increased production. The 1997 first quarter depletion rate was $3.88 per barrel of oil equivalent compared to $3.68 per barrel of oil equivalent in the like period of fiscal 1996 and $3.86 per barrel of oil equivalent for all of 1996. These amounts are below the industry average primarily because of historically low finding costs.

     A non-cash impairment loss of $165,000 was recognized during the 1996 first quarter because a development well drilled in Oklahoma proved to be uneconomic and its costs exceeded the remaining cash flows from other producing properties in the field at that time.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Exploration Expense

     In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires that the cost of drilling unsuccessful exploratory wells and other exploratory costs be currently expensed. Exploration expenses for comparative first quarters amounted to $62,000 for 1997 and $33,000 for 1996. These explora tion expenses reduce reported cash flow from operations, as well as net earnings, even though they are discretionary expenses; however, such charges are added back for purposes of determining discre tionary cash flow.

     Over $500,000 of total seismic costs has been budgeted for 1997 in the S.E. Froid and Hay Creek areas in Montana and to the extent these are necessary for locating exploratory well sites this will increase exploration charges during future quarters regardless of success.

     Interest Expense

     Interest expense varies in a direct proportion to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding has been lower for the 1997 first quarter than in 1996. The average bank interest rate paid this quarter was 7.0% for debt which compares to 7.5% in 1996.

     Income Taxes

     During the first quarter of 1997 the U.S. net deferred tax asset became a net liability of $626,000 as a result of expected use of net operating loss carryforwards. The net liability is comprised of $479,000 current deferred tax asset and $1,105,000 long-term tax liability. The estimated utilization of deferred tax assets was $627,000 during the quarter. The valuation allowance was unchanged so far in 1997. The effective tax rate for 1997 was 38%. See also Note 3 to the consolidated financial statements for further explanation of income taxes.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11 - Computation of per share earnings

               27 - Financial data schedule

          (b)  Reports on 8-K

               Report dated January 13, 1997 related to regis tration covering 400,000 shares of Series A 7% Convertible Preferred Stock.

               Report dated February 12, 1997 related to the withdrawal of the previously filed registration statement of 400,000 shares of Series A 7% Convertible Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 COLUMBUS ENERGY CORP.
                                                      (Registrant)



DATE:   April 10, 1997                           /s/ Harry A. Trueblood, Jr.
        --------------                           ---------------------------
                                                 Harry A. Trueblood, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                 (a duly authorized officer)



DATE:   April 10, 1997                           /s/ Ronald H. Beck
        --------------                           ------------------
                                                 Ronald H. Beck
                                                 Vice President
                                                 (Chief Accounting Officer)

                                                      Commission File No. 1-9872



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                    FORM 10-Q



                                QUARTERLY REPORT

                         PURSUANT TO SECTION 13 OR 15(d)

                                       OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED FEBRUARY 28, 1997





                              COLUMBUS ENERGY CORP.
                           (Exact Name of Registrant)

                               1660 Lincoln Street
                             Denver, Colorado 80264
                     (Address of Principal Executive Office)