Form 10-Q
period 1997-05-31
COLUMBUS ENERGY CORP
filed 1997-07-15
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997
                              ----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ----------------

Commission File Number: 1-9872
                        ----------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 11, 1997
---------------------------                         ----------------------------
Common stock, $.20 par value                                  3,903,628

                              COLUMBUS ENERGY CORP.

                                      INDEX


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                May 31, 1997 and
                November 30, 1996                                          3

              Consolidated Statements of Income -
                Three Months and Six Months
                Ended May 31, 1997 and 1996                                5

              Consolidated Statement of
                Stockholders' Equity -
                Six Months Ended May 31, 1997                              6

              Consolidated Statements of Cash Flows -
                Six Months Ended May 31, 1997
                and 1996                                                   7

              Notes to the Financial Statements                            9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                     17

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                        27

     Items 2-3.  Not Applicable

     Item 4.     Submission of Matters to a Vote
                 of Security Holders                                      27

     Item 5.     Not applicable

     Item 6.     Exhibits and Reports
                   on Form 8-K                                            27

     Signatures                                                           28

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                       May 31,            November 30,
                                                                        1997                  1996
                                                                      -------             -----------
                                                                    (unaudited)
                                                                               (in thousands)
Current assets:
  Cash and cash equivalents                                          $  1,186               $  1,396
  Accounts receivable:
    Joint interest partners                                             1,919                    889
    Oil and gas sales                                                   1,428                  1,544
    Less allowance for doubtful accounts                                 (116)                  (116)
  Deferred income taxes (Note 3)                                          304                    631
  Inventory of oil field equipment,
    at lower of average cost or market                                     85                    115
  Other                                                                    82                     77
                                                                      -------                -------

        Total current assets                                            4,888                  4,536
                                                                      -------                -------

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                                                    30,944                 28,031
  Other property and equipment                                          2,015                  2,001
                                                                      -------                -------

                                                                       32,959                 30,032
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                                          (14,379)               (12,943)
                                                                      -------                -------

        Net property and equipment                                     18,580                 17,089
                                                                      -------                -------

                                                                     $ 23,468               $ 21,625
                                                                     ========               ========

                                                                  (continued)
                                        3

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                       May 31,           November 30,
                                                                         1997                 1996
                                                                       -------            -----------
                                                                     (unaudited)
                                                                               (in thousands)
Current liabilities:
  Accounts payable                                                   $   2,507             $   1,292
  Undistributed oil and gas
   production receipts                                                      33                    54
  Accrued production and property taxes                                    385                   555
  Prepayments from joint interest owners                                   180                   258
  Accrued expenses                                                         330                   348
  Income taxes payable (Note 3)                                            109                    33
  Other                                                                     34                    30
                                                                        ------                ------

        Total current liabilities                                        3,578                 2,570
                                                                        ------                ------

Long-term bank debt (Note 2)                                             1,500                 2,200
Deferred income taxes (Note 3)                                           1,160                   630

Commitments and contingent liabilities (Note 2)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                                        -                     -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,431,524 in 1997, and 3,499,915 in 1996
    (outstanding 3,892,484 in 1997 and
    3,155,346 in 1996)                                                     886                   700
  Additional paid-in capital                                            17,442                17,361
  Retained earnings, since
    December 1, 1987                                                     2,284                   720
                                                                        ------                ------
                                                                        20,612                18,781
  Less: Treasury stock at cost
          539,040 shares in 1997 and
          344,569 shares in 1996                                        (3,382)               (2,556)
                                                                        ------                ------
        Total stockholders' equity                                      17,230                16,225
                                                                        ------                ------
                                                                     $  23,468             $  21,625
                                                                        ======                ======


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Six Months Ended                   Three Months Ended
                                                                ----------------                   ------------------
                                                                1997       1996                    1997          1996
                                                                ----       ----                    ----          ----
                                                    (in thousands, except per share data)
Revenues:
  Oil and gas sales                                      $ 6,644            $ 5,231              $ 2,879              $ 2,639
  Operating and management
    services                                                 577                558                  301                  270
  Interest and other income                                   72                235                   35                   31
                                                        --------           --------             --------             --------

       Total revenues                                      7,293              6,024                 3,215               2,940
                                                        --------           --------              --------            --------

Costs and expenses:
  Lease operating expenses                                   951                975                  433                  410
  Property and production taxes                              625                504                  304                  239
  Operating and management
    services                                                 388                417                  191                  215
  General and administrative                                 867                541                  529                  330
  Depreciation, depletion and
   amortization                                            1,490              1,373                  737                  698
  Impairment of long-lived
   assets                                                      -                165                    -                    -
  Exploration expense                                        380                144                  318                  111
  Litigation (Note 4)                                         11                 10                    4                    1
                                                         --------           --------             --------             -------

      Total costs and expenses                             4,712              4,129                2,516                2,004
                                                         --------           --------             --------             -------
       Operating income                                    2,581              1,895                  699                  936
                                                         --------           --------             --------             -------

 Other expenses (income):
  Interest                                                    65                142                   30                   71
  Other                                                       (6)                 7                   (9)                   6
                                                         -------            --------             --------             -------
                                                              59                149                   21                   77
                                                         -------            --------             --------             -------
       Earnings before
        income taxes                                       2,522              1,746                  678                  859

Provision for income taxes
  (Note 3)                                                   958                663                  257                  326
                                                         -------            --------             -------              -------
        Net earnings                                     $ 1,564            $ 1,083              $   421              $   533
                                                         =======            ========             =======              =======

Earnings per share (Note 1)                              $   .40            $   .28              $   .11              $   .14
                                                         =======            ========             ========             =======

Average number of common
  shares outstanding (Note 1)                              3,932              3,810                3,901                3,799
                                                         =======            ========             =======              =======

Note 1 - 1996 shares and earnings per share restated for May 27, 1997 five-for-four stock split.

The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the Six Months Ended May 31, 1997
                                   (Unaudited)



                                             Common Stock      Additional                      Treasury Stock
                                             ------------       Paid-in       Retained         --------------
                                         Shares      Amount     Capital       Earnings       Shares       Amount
                                         ------      ------     -------       --------       ------       ------
                                                   (dollar amounts in thousands)

Balances,
  December 1, 1996                    3,499,915   $     700   $    17,361    $     720      344,569    $  (2,556)

Exercise of employee
  stock options                          42,772           8           236           --       13,333         (131)
Purchase of shares                           --          --            --           --       87,514         (806)
Shares issued for Stock
  Purchase Plan                           2,913           1            29           --        (733)            5
Shares issued for
  Incentive Bonus Plan
  and directors' fees                        --          --            (7)          --      (13,451)         106
Shares issued under
  five-for-four stock
  split (Note 1)                        885,924         177          (177)          --       107,808          --
Net earnings                                 --          --            --        1,564            --          --
                                      ---------   ---------     ---------    ---------     ---------    --------
Balances,
  May 31, 1997                        4,431,524  $      886   $     17,442   $    2,284      539,040   $  (3,382)
                                      =========   =========      =========    =========    =========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Six Months Ended
                                                        ---------------------------
                                                        May 31, 1997   May 31, 1996
                                                        ------------   ------------
                                                               (in thousands)
Net earnings                                               $ 1,564       $ 1,083

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation, depletion, and
      amortization                                           1,490         1,373
    Impairment of assets                                        --           165
    Deferred income tax provision                              857           594
    Gain on asset sale                                          --          (175)
    Other                                                       62            69
Net change in operating assets and
  liabilities                                                  160          (658)
                                                           -------       -------

        Net cash provided by
          operating activities                               4,133         2,451
                                                           -------       -------

Cash flows from investing activities:
  Additions to oil and gas properties                       (2,913)       (4,038)
  Additions to other assets                                    (67)           (5)
  Proceeds from sale of assets                                  --           336
                                                           -------       -------
        Net cash used in
          investing activities                              (2,980)       (3,707)
                                                           -------       -------

Cash flows from financing activities:
  Proceeds from long-term debt                                 500         2,700
  Reduction in long-term debt                               (1,200)       (1,000)
  Proceeds from issuance of
    common stock                                               143            26
  Purchase of treasury stock                                  (806)         (332)
                                                           -------       -------
      Net cash provided by (used in)
        financing activities                                (1,363)        1,394

Net increase (decrease) in cash and
  cash equivalents                                            (210)          138
Cash and cash equivalents at
  beginning of period                                        1,396         1,414
                                                           -------       -------
Cash and cash equivalents at
  end of period                                            $ 1,186       $ 1,552
                                                           =======       =======

                                                                   (continued)

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Six Months Ended
                                                        ---------------------------
                                                        May 31, 1997   May 31, 1996
                                                        ------------   ------------
                                                               (in thousands)

 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                             $    78       $   163
                                                           =======       =======
      Income taxes                                         $    25       $    16
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

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of managements' estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of May 31, 1997 and November 30, 1996, the results of its operations and cash flows for the three and six months ended May 31, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

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

     Earnings per share are computed using the weighted average number of common shares outstanding. Stock options are included as common stock equivalents, when dilutive, using the treasury stock method. Common stock equivalents include shares issuable upon assumed exercise of dilutive stock options using the average price for primary shares and the period end price, if higher, for fully diluted shares. For 1997 and 1996 such common stock equivalents were not dilutive. Historical average number of shares outstanding and earnings per share have been adjusted for the five-for-four stock split distributed June 16, 1997 to shareholders of record as of May 27, 1997.

     The Company will adopt Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS-128") effective for the 1998 fiscal year. Earlier application is not permitted. The purpose of SFAS- 128 is to simplify the computation of earnings per share. The new standard replaces the calculation of "primary earnings per share" with a calculation called "basic earnings per share" and

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)

redefines "diluted earnings per share". The Company does not expect the application of SFAS-128 to have a material impact on its EPS calculation.

     Oil and Gas Properties

     The Company follows the successful efforts method of account ing. Lease acquisition and development costs (tangible and intangible) for expenditures relating to proved oil and gas properties are capitalized. Delay and surface rentals are charged to expense in the year incurred. Dry hole costs incurred for exploratory operations are expensed. Dry hole costs associated with developing proved fields are capitalized. Expenditures for additions, betterments and renewals are capitalized. Exploratory geological and geophysical costs are expensed when incurred.

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

     The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1996 and May 31, 1997.

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

     Accounting for Stock-Based Compensation

     The Financial Accounting Standards Board issued Statement No. 123 on the "Accounting for Stock-Based Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and is effective for the Company's 1997 fiscal year. The Company has determined it will use the alternative pro forma disclosures as permitted in the Standard.

(2)  LONG-TERM DEBT

     The Company has a credit agreement with Norwest Bank Denver, N.A. that was amended and restated on October 23, 1996. The credit is collateralized by a first lien on oil and gas properties.

     As requested by the Company, the borrowing base was increased to a limit of $10,000,000 from $7,000,000 effective May 13, 1997, without regard to the maximum allowable amount that would be set by the bank during its semi-annual redetermination. A commitment fee of .25% is payable for any unused portion of the credit which is the difference between the borrowing base and the outstanding borrowings.

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

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)

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

     Because of the Company's previous 1987 quasi-reorganization, the Company is required to report the effect of its net deferred tax asset arising prior to December 1, 1987 as an increase in stockholders' equity rather than as an increase to net earnings.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     The provision for income taxes consists of the following (in thousands):

                                                        Six Months Ended May 31,
                                                        ------------------------
                                                           1997           1996
                                                           ----           ----

Current:
         Federal                                           $ 25           $ 35
         State                                               76             34
                                                           ----           ----
                                                            101             69
                                                           ----           ----

Deferred:
         Federal                                            546            176
         Use of loss carryforwards                          311            418
                                                           ----           ----
                                                            857            594
                                                           ----           ----
  Total income tax expense                                 $958           $663
                                                           ====           ====


     The total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                                        Percent of Pretax Earnings
                                                        --------------------------
                                                         Six Months Ended May 31,
                                                        --------------------------
                                                        1997                  1996
                                                        ----                  ----
U.S. Statutory rate                                      34%                   34%
State income taxes                                        3                     2
Other                                                     1                     2
                                                        ----                  ----
                                                         38%                   38%
                                                        ====                  ====

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     During the six months of fiscal 1997, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                                     Current Year
                                                       ---------------------------------------
                                                       Dec. 1,                         May 31,
                                                       1996           Operations        1997
                                                       -------        ----------       -------
Deferred tax assets:
  Pre-1987 loss carryforwards                          $ 1,361           $  --        $ 1,361
  Post-1987 loss carryforwards                             596            (298)           298
  Percentage depletion
    carryforwards                                        1,130              --          1,130
  State income tax loss
    carryforwards                                           88             (13)            75
  Other                                                    308             (16)           292
                                                       -------          -------       -------
             Total                                       3,483            (327)         3,156
     Valuation allowance                                (1,469)             --         (1,469)
                                                       -------          -------       -------
    Deferred tax assets                                  2,014            (327)         1,687
                                                       -------          -------       -------

Deferred tax liabilities-
  Depreciation, depletion and
    amortization and other                              (2,013)           (530)        (2,543)
                                                       -------         -------        -------
    Net tax asset (liability)                          $     1         $  (857)       $  (856)
                                                       =======         =======        =======

     The Company has net operating loss carryforwards (in thousands) available at November 30, 1996 as follows:

                                                           Net
          Expiration Year                             Operating loss
          ---------------                             --------------
              1999                                        $2,710
              2000                                           907
              2001                                           386
              2003                                            45
              2004                                           115
              2010                                         1,593
                                                          ------
                                                          $5,756
                                                          ======

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

(5) CONTINGENCY

     The Company entered into a natural gas swap by selling 60,000 Mmbtu per month for the period from March 1997 through October 1997 at $2.20 per Mmbtu. This volume represents approximately 23% of Columbus' second quarter gas production.

     Columbus also entered into a crude oil swap by selling a strip of 10,000 barrels per month for the twelve month period from November 1996 through October 1997 at an average daily price of $21.17 per barrel. This amount represents approximately 48% of Columbus' May 1997 crude oil production. The difference between the hedge price and the actual daily closing price on the New York Mercantile Exchange ("NYMEX") is settled monthly.

     The Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk which were in the normal course of business to reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involve, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had natural gas and crude oil swaps outstanding subsequent to May 31, 1997 as follows:

                                 Notional                     Market Value as of
                                  Value                            5/31/97
                                 -------                      ------------------


         Natural gas
           (6/97-10/97)         $  660,000                      $  640,000

         Crude oil
           (6/97-10/97)          1,059,000                       1,079,000

                              COLUMBUS ENERGY CORP.

(6) RELATED PARTY TRANSACTIONS

     CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $131,000 and $150,000 for the six months of 1997 and 1996, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following summarizes the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes.

Liquidity and Capital Resources

     Second  quarter  results  were  quite  respectable,  and one of the  better quarters in history, but were no match for the record results achieved during the first quarter of 1997. This was mostly due to decreases in oil and gas prices although some support was received from the Company's favorable swap positions of crude oil and natural gas. Nevertheless, 1997's second quarter did surpass 1996's like quarter in discretionary cash flow ("DCF") and sales but expensed 3-D seismic costs and increased incentive bonuses reduced net earnings to $421,000, or $0.11 per share, which was less than last year's net of $533,000, or $0.14 per share. The six months results in 1997 surpassed 1996's easily with net earnings of $1,564,000, or $0.40 per share, which were 44% above the $1,083,000, or $0.28 per share, reported in 1996. As of the end of the second quarter 1997, shareholders' equity was $17,230,000 compared to $16,225,000 at November 30, 1996. Substantial positive working capital of $1,310,000 on May 31, 1997 plus the Company's forecasted future cash flow for the balance of the year should be more than a sufficient source of capital to finish the $7.1 million program budgeted for developing undeveloped reserves plus fund a significantly expanded exploratory program. As discussed later, an increased percentage working interest in the Louisiana Austin Chalk exploratory well will up total 1997 capital expenditures by a minimum of $1 million. This will require a draw of funds from the Company's bank credit facility until increased monthly cash flow during the balance of 1997 overcomes this accelerated rate of drilling expenditures. While the $10,000,000 bank borrowing base of the credit facility has been primarily targeted by management for acquisitions of oil and gas properties, this credit can always be used for any legal corporate purpose and is always available for such expanded budgeted expenditures.

     Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be deducted after effect of working capital changes. Accordingly, GAAP net cash provided by operating activities was $4,133,000 for the first six months of 1997 compared to $2,451,000 during 1996's period. Management believes that a very important alternative measure of a company's cash flow (not GAAP but commonly used in the industry) is one determined before considering working capital changes and without deducting exploration expenses. This is generally known as DCF and is used by successful efforts companies for comparability purposes with results from the full cost accounting method used by a majority of independent energy companies. Using the latter, all exploration costs are capitalized and therefore do not adversely affect operating cash flow

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

or net earnings. Since exploration costs can be increased or decreased at management's discretion, DCF is usually more comparable to the cash flow of full cost companies. Columbus' DCF for the first six months 1997 was $4,353,000 compared to $3,253,000 in 1996. This 34% improvement reflects higher natural gas and crude oil prices and increased natural gas production over last year's. While DCF is calculated before debt retirement requirements, in Columbus' case it does not matter because outstanding bank debt requires no principal payments before July 1999. Furthermore, interest expense on the outstanding debt has been relatively insignificant but has been deducted when arriving at DCF in any event.

     Management notes its strong exception to Financial Accounting Standards Board Statement No. 95 which directs that operating cash flow must only be determined after consideration of working capital changes and will continue to reflect that position in all of its public filings and reports. Such a requirement ignores entirely the significant impact on working capital that the timing of income received for, and expenses incurred on behalf of, third party owners in wells can have on a company which serves as an operator of several properties with only a small working interest therein as does Columbus.

     Neither discretionary cash flow nor operating cash flow before working capital may be substituted for net income or cash available from operations as defined by GAAP. Furthermore, cash flows do not necessarily indicate that they are sufficient to fund all cash requirements of a company under any of the definitions.

     Columbus' hedges (swaps) of natural gas and oil prices are discussed below in Results of Operations as well as in Note 5 to the financial statements.

     The Company's operation and management services segment remains profitable but has not contributed meaningfully to earnings since Resources was spun-off in February, 1995.

     Columbus had outstanding borrowings of $1,500,000 as of May 31, 1997 against its line of credit with Norwest Bank Denver, N.A. which has a current borrowing base of $10,000,000 and is collateralized by oil and gas properties. At the end of the second quarter 1997, the ratio of bank debt to shareholders' equity was 0.09 and to total assets was 0.06. The debt outstanding used a LIBOR option at an interest rate of 7.2%. The net increase or decrease of long-term debt affects reported cash flow from financing activities as does the purchase of treasury stock and proceeds from the exercise of stock options.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Working capital at May 31, 1997 remained positive at $1,310,000 compared to $1,966,000 at November 30, 1996. This was achieved despite expenditures of $2,913,000 for new additions to oil and gas properties out of the $7,100,000 budgeted for development and exploratory capital expenditures for 1997.

     A 300,000-share repurchase authorized in February 1995 at less than $8.75 per share was completed in March 1997 for an average repurchase price of $7.21 ($5.77 after five-for-four stock split).

     Recently, during March 1997, an additional 100,000-share repurchase was authorized at less than $7.80 (giving effect to five-for-four stock split) per share. To date, 71,500 shares were acquired at an average price of $7.38 per share. A second authorization was granted in May, 1997 effective following distribution of split shares in June, 1997 which permits purchase of an additional 200,000 shares at a price not to exceed $8.25 per share. None of this authorization has as yet been acquired.

RESULTS OF OPERATIONS

     During 1997's second quarter, the Company's revenues increased by 9% but operating income decreased by 25% compared to 1996 due to significantly higher exploration charges and general and administrative expenses which included annual incentive bonuses granted in May. Other comparisons appear below for the quarter and first half of 1997 versus like periods in 1996.

     As previously indicated, a record drilling budget was approved for 1997 so it should be expected that there will be a record number of well participations. During the second quarter, seven gross wells (1.18 net) were completed and resulted in five (0.28 net) successful gas wells in the Laredo area and two (1.80 net) oil wells in Montana which included a new zone oil discovery. In addition, one development well (0.53 net) which was drilled in the Laredo area during 1995 and previously considered as "in progress awaiting completion" was abandoned during the second quarter as uneconomic. The first of the two Montana oil wells, the McCabe #1- X, which was a replacement Red River formation completion in the S.E. Froid field, began pumping in early second quarter with an initial potential of 88 barrels of oil per day and a similar amount of water. Recently water percentage has increased such that a larger pump will be required to improve oil production. The second well, the McCabe #1, was a successful recompletion (and a new zone oil discovery) in the Winnepegosis formation at a depth of about 11,100 feet. This was achieved after successfully removing junk from the casing at about the 9,000 foot level which had previously obstructed using the lower part of the wellbore. It was flow tested on May 23, 1997 with an initial potential of 112 barrels of oil and two barrels of water through a 14/64ths choke with a tubing pressure of 100 psi but could not sustain a flowing

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

status due to formation water increasing to about 25%. The well was flowed intermittently during May and was eventually placed on pump in June with an indicated pumping production rate of 116 to 141 barrels of oil and 51 to 85 barrels of water per day. With an almost 75% net revenue interest ("NRI") in each of these two Montana oil wells, the Company's oil production is expected to show a significant improvement during the third quarter. This is regardless of the outcome of the potential discoveries discussed below which were considered as "in progress" as the quarter ended.

     In Texas, about 20 miles southeast of EGY's Sralla Road field, the Company participated in an exploratory seismic anomaly to test for gas in the Frio 16 sand at 9,000 feet. It is located adjacent to the old Anahuac field in Chambers County, Texas that has produced several hundred million barrels of oil from uphole Frio sands over several decades. The Syphrett Heirs #1 test well resulted in a natural gas discovery in the Frio 16 sand. A drilling unit 480 acres in size has been agreed upon and the Company will initially own about a 35% WI which is subject to a 25% reduction after it fully recovers all of its costs of acreage, drilling and completion costs of this initial well. The excellent log and gas shows encountered led to EGY's assumption of operatorship and setting casing. A gathering system and a pipeline connection was installed in advance of perforating ten feet of a 40-foot gross interval of F-16 sand. The well was tested on July 10th at a daily rate of 4.6 million cubic feet of gas and 90 barrels of condensate through a 14/64ths choke with a flowing tubing pressure of 4950 psig. An additional 600 acres of prospective acreage is owned to the south and east of the discovery fault block. This acreage will require its own exploratory test because it is in a separate fault block. A well should be commenced later in 1997 and may be drilled to a depth of 11,000 feet to test the underlying Vicksburg formation. A recent gas discovery was completed in this zone about two miles east of the Syphrett fault block and during the past two weeks a new Vicksburg location offsetting this southeast acreage block was announced by that same operator. The Frio 15 sand is also considered prospective for oil production at a structurally higher position in the Syphrett well discovery fault block may also produce in the southeast block.

     In the 1996 annual report (as well as several earlier quarterly reports), details were disclosed about the Company's 12.5% WI participation in 55,000 acres of leaseholds in an Area of Mutual Interest ("AMI") overlying the deep, fractured, geo- pressured Austin Chalk play in mid-Louisiana. Columbus and its co- venturers sold a 75% participation of their initially assembled 23,000 acre block to Belco Oil & Gas at a profit along with Belco's concurrent agreement to carry the co-venturers for a 25% back-in after payout interest in a well drilled

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

from grass roots. That obligation was later amended so those upfront costs could be spread over drilling two laterals in the first well and a vertical wellbore in the second well. That first test called for re-entry of a mutually-owned existing 15,000-foot cased vertical wellbore which Belco could utilize to drill (while advancing all upfront costs) the two opposing laterals consisting of a 3,000- foot updip north lateral and a 4,400-foot downdip south lateral. Columbus et al would pay for their 25% WI share of any required costs to get the vertical hole in condition to be able to drill those opposing laterals. The co-venturers would share in the initial revenues in a proportion that their share of those vertical expenditures bear to the total costs of the completed well. A full 12.5% WI share of revenues would be received by Columbus and 12.5% by its co-venturers after payout.

     Belco drilled the first updip lateral along the base of the 250-foot productive interval of the Austin Chalk despite the co- venturers' protest that the proposed lateral would fall outside of the known productive interval. That admonition proved to be accurate as that lateral yielded non-commercial rates of production so Belco then decided to move up in the section about 100 feet. It drilled a second "piggyback" updip lateral which encountered several fractures and good oil and gas shows in a 3,100-foot horizontal hole which were an improvement over the first lateral. Unfortunately, at about 2,800 feet out from the vertical hole, a fault was encountered which most likely penetrates down to the lower Tuscaloosa formation. This probably accounts for this second updip lateral testing significant volumes of salt water along with produced oil and gas. By the end of a 66 hour test through a 24/64ths inch choke, it had produced 4,431 barrels of water and 1,811 barrels of crude oil and the natural gas rate had settled to around 600 MCFD. The fluid flow rate was still 66 barrels per hour with a 21% oil cut at that time.

     Belco thereafter gave notice to the co-venturer group of its intention to move the drilling rig to another location and postpone drilling the previously agreed to downdip 4,400-foot lateral. This was strenuously protested as a significant breach of contract but Belco was offered an alternative to its obligation to the co- venturers whereby it could assign all of its interest in the 1,920 acre unit (including the well). In turn, the operations would be assumed by the co-venturers who would proceed with drilling the downdip lateral. Belco accepted that proposal with the co- venturers commitment to spend at least $750,000 on this effort. That obligation is being split 75% WI to Columbus, 12.5% WI to each of the other co-venturers. The Company would serve as joint operator with F. W. Rabalais, Inc. and each co-venturer is free to sell as much of their interest as desired while remaining responsible for their designated share of all costs. Columbus immediately sold 30% out of its 75% participation in the lateral portion based on actual costs not to exceed $1.5 million. Each

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

participant's participation for a like ownership in the vertical hole portion would not become a requirement until the downdip lateral had been drilled, liner installed, and the well tested for at least 48 hours. Three participants (including Mr. Trueblood) agreed to purchase 10% each on that basis. After testing, each individual participant will be able to elect to either withdraw from further expense and relinquish any interest in the well (and the unit) or else purchase a 10% ownership interest in the vertical cased wellbore based on an additional payment of $1.2 million ($120,000). Participants must also pay for their share of additional costs for the surface equipment and gas gathering system. A decision to opt out would effectively become a decision by such participant that an uneconomic lateral had been drilled if weighed against the required additional costs to own a 10% working interest in a productive well. Such an economic circumstance would not necessarily apply to the Company since most of its percentage ownership of the vertical holes had been acquired on an entirely different cost basis. This sale to others was to be Columbus' primary offset against possible cost overruns and hopefully would be a source of profit. However, problems encountered to date with drilling and testing this lateral have far exceeded the original budget of $1.5 million. It is unlikely any profit will be realized assuming the participants choose to buy into the vertical wellbore but still less than drilling a new single lateral well.

     This Louisiana well was considered as in progress as of the end of the second quarter and completion operations are still underway at the date of this report. Increased ownership of 45% WI has raised EGY's exposure to increased future cash flow from a producing well, even if only partially successful, but the exploratory costs which must be expensed should it be totally unsuccessful are large. Because of the lost circulation encountered after killing the well with mud, this lateral's productivity has undoubtedly been diminished. Nevertheless, management emphasizes that this vertical wellbore can and will undoubtedly be utilized in future to drill at a minimum a second downdip lateral of 4,000 feet in length using mud from the beginning. The co-venturers' initial effort to utilize a clear weighted drilling fluid was doomed for failure from the beginning but the excessive high pressures which could not be controlled could not be foreseen. As a result, the lateral drilling was halted at a measured depth of 17,233 feet which was only 1,300 feet out from vertical but extensive vertical fracturing as well as significant high pressure shows of oil and gas in that short distance are encouraging. We agreed to settle for depleting the reserves from this interval for the time being with full intentions to eventually abandon this lateral and drill a second lateral downdip which will encounter the balance of the fracture system in the remaining 2,700 feet not yet tested. It would be total speculation at this point in time to even

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


hazard a guess as to the productivity of this current lateral or what a second one might yield in the way of additional reserves. Only time will produce that answer.

     Oil and Gas Revenues and Operating Costs

     The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between periods for the second quarters of 1997 and 1996 and the second quarter of 1997 versus the first quarter of 1997.

                                              Second Quarter
                                              --------------           %          First Qtr.       %
                                           1997           1996       Change          1997        Change
                                          ------         ------      ------       -----------    ------

         Natural gas revenues M$          $1,672         $1,424       17 %          $ 2,511       (33)%
         Oil revenue M$                   $1,207         $1,215       (1)%          $ 1,254        (4)%
         Natural gas sales volumes:
           Millions of cubic feet            809            662       22 %              777         4 %
           MCF/day                         8,792          7,190                       8,628

         Oil sales volumes:
           Barrels                        61,792         61,576        - %           57,801         7 %
           Barrels/day                       672            669                         642

         Average price received:
           Natural gas - $/MCF            $ 2.07         $ 2.15       (4)%           $ 3.23       (36)%
           Oil - $/BBL                    $19.53         $19.74       (1)%           $21.69       (10)%

     Natural gas revenues increased 17% in the second quarter of 1997 when compared to 1996's quarter as a result of higher volumes which overcame lower prices. Average prices for natural gas decreased 4% in the second quarter of 1997 compared with last year due to lower demand with milder spring weather and improved storage volumes on hand. Gas revenues in the second quarter of 1997 were aided by $26,000 ($.03 per Mcf) and 1996's revenues were reduced by $117,000 ($.18 per Mcf) from swaps of natural gas or otherwise the differential would have been greater. Sales volumes improved by 22% over 1996's second quarter as a result of numerous wells being completed and connected during the intervening months. The latest quarter compared to first quarter of 1997 showed a sales volume increase of 4% as a result of new well connections but a 36% reduction in average prices received resulting in a revenue decrease of 33%.

     Oil revenues for the 1997 second quarter were almost flat when compared to the similar 1996 quarter. There was a slight decrease in the average price received of 1% and slightly higher sales volumes. Crude oil production has begun to show a reversal of its normal declines and there were sufficient new wells completed in the second quarter to surpass last year's volumes and a noticeable improvement of 7% over 1997's first quarter volume. Oil revenues for the second quarter of 1997 were aided by $19,370 ($.31 per barrel) and second quarter 1996 revenues reduced by $67,500 ($1.10 per barrel) from crude oil swaps.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Columbus' 1997 second quarter average sales volumes of natural gas of 8,792 Mcfd and oil production of 672 barrels per day equates to daily production of 2,137 barrels of oil equivalent (BOE). While this is 3% below the previous record quarter for U.S. daily production of 2,200 BOE, production should reach record levels over the summer quarter with the new oil and gas discoveries previously discussed.

     When comparisons are made with the first quarter results for 1997, second quarter oil revenues were 4% lower despite 7% increase in production because of a 10% decrease in average price per barrel received.

     Lease operating expenses for the 1997 quarter were higher than second quarter 1996 because the current quarter had several expensive workovers performed and equipment replaced on older wells. However, lease operating costs on a BOE basis were only $2.19 in 1997 compared to $2.37 in 1996 as a result of increased production volumes. Operating costs as a percentage of revenues was 15% in the 1997 second quarter and 16% in 1996's comparable quarter.

     Production and property taxes approximated 9% of revenues in 1997 and 10% in 1996. These vary based on Texas' percentage of the total production where oil tax rates are lower than gas tax rates and the relationship of taxes and revenue is not always directly proportional. Some local jurisdiction's taxes are based upon reserve evaluations as opposed to actual revenues or production for a given period.

     Operating and Management Services

     This segment of the Company's U.S. business is comprised of operations and services conducted on behalf of third parties and includes compressor rentals.

     Operating and management services profit is fairly consistent between quarters. There was a $189,000 profit during first six months 1997 compared to a $141,000 profit for the equivalent period in 1996 as the number of operated wells and drilling activity has increased.

         Interest Income

     Interest income is earned primarily from short-term invest ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income increased in 1997 to $35,000 from $33,000 in 1996's second quarter primarily as result of an increased amount of investments and stable short-term interest rates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     General and Administrative Expenses

     General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category although other nonbillable expenses are also included.

     The Company's general and administrative expenses in the second quarter of 1997 were much higher than last year. Those increased costs were due to salary increases in May 1997 for officers and in November 1996 for employees and to incentive bonuses, which are discretionary and are related to Company performance for the prior year, which totaled $220,000 ($70,000 non-cash) in May, 1997 compared to $83,000 (all non-cash) in May, 1996.

     Reimbursement for services provided by Columbus officers and employees for managing Resources is expected to decrease later in fiscal 1997 assuming that Canadian-based management takes over following a business combination. Columbus' general and administrative expenses will increase accordingly since no staff reductions are planned when this occurs. Reimbursement of $64,000 compares with $78,000 received during the second quarter of 1996 for providing services to Resources.

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

     Total charges for depletion expense for oil and gas properties increased over 1996 due to increased production and added development expenditures in the intervening period. The 1997 second quarter depletion rate of $3.75 per BOE was lower compared to $3.82 per BOE in the like period of fiscal 1996 and $3.86 per BOE for all of 1996. These amounts are below the industry average primarily because of historically lower finding costs compared to others who have grown primarily by acquisitions.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Exploration Expense

     In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells. Other exploratory charges such as seismic and geologic costs must also be immediately expensed regardless of whether a prospect is eventually proved successful. Exploration expenses for comparative second quarters amounted to $318,000 for 1997 up from $111,000 for 1996 because of $235,000 of 3-D seismic costs incurred in the S.E. Froid area in Montana which located new exploratory well sites that are planned to be drilled later in 1997. Additional 3-D seismic costs for the Hay Creek area of Montana budgeted for later in 1997 will also reduce this year's net earnings. These exploration expenses also reduce reported GAAP cash flow from operations (as well as net earnings) even though they are discretionary expenses; however, such charges are added back for purposes of determining discretionary cash flow which is more comparable to cash flow of full cost accounting companies.

     Interest Expense

     Interest expense varies in a direct proportion to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding has been lower during 1997's second quarter than in 1996. The average bank interest rate paid this latest quarter was 7.1% which compares to 7.2% in 1996.

     Income Taxes

     During the first six months of 1997 the U.S. net deferred tax asset became a net liability of $856,000 as a result of expected use of net operating loss carryforwards. The net liability is comprised of $304,000 current deferred tax asset and $1,160,000 long-term tax liability. The estimated utilization of deferred tax assets was $857,000 during the six months. The valuation allowance has remained unchanged so far in 1997. The effective tax rate for 1997 is 38%. See also Note 3 to the consolidated financial statements for further explanation of income taxes.

     Statement Pursuant to Safe Harbor Provision of the Private
     Securities Litigation Reform Act of 1995

     This report may contain certain "forward-looking statements" that have been based on imprecise assumptions with regard to production levels, price realizations, and expenditures for exploration and development and anticipated results therefrom. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed herein or implied by such statements.

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Annual Meeting held May 8, 1997 elected three directors to a two year term,
J. Samuel Butler, Clarence H. Brown and Jerol M. Sonosky. Continuing directors until May 1998 are Harry A. Trueblood, Jr., William H. Blount, Jr. and Donald W. Ringsby.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Exhibits

                     11    - Computation of per share earnings

                     27    - Financial data schedule

             (b)     Reports on Form 8-K

                     None

                                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      COLUMBUS ENERGY CORP.
                                                      ---------------------
                                                          (Registrant)



DATE:    July 14, 1997                               /s/ Harry A. Trueblood, Jr.
-----    -------------                               ---------------------------
                                                     Harry A. Trueblood, Jr.
                                                     Chairman, President and
                                                     Chief Executive Officer
                                                    (a duly authorized officer)



DATE:    July 14, 1997                              /s/ Ronald H. Beck
-----    -------------                              ------------------
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





                                     EXHIBIT

                                       TO

                                    FORM 10-Q



                                QUARTERLY REPORT

                         PURSUANT TO SECTION 13 OR 15(d)

                                       OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1997















                              COLUMBUS ENERGY CORP.
                           (Exact Name of Registrant)

                               1660 Lincoln Street
                             Denver, Colorado 80264
                     (Address of Principal Executive Office)