Form 10-Q
period 1997-08-31
COLUMBUS ENERGY CORP
filed 1997-10-16
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        August 31, 1997
                                       or

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

                                 Not Applicable
   (Former name, former address and former fiscal year, if since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 14, 1997
Common stock, $.20 par value                               3,861,752

                              COLUMBUS ENERGY CORP.

                                      INDEX
                                                                            PAGE

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated  Balance  Sheets  -
               August  31,  1997 and
               November  30,  1996........................................... 3

            Consolidated Statements of Income -
               Three Months and Nine Months
               Ended August 1997 and 1996.................................... 5

            Consolidated Statement of
               Stockholders' Equity -
               Nine Months Ended August 31, 1997............................. 6

            Consolidated Statements of Cash Flows -
               Nine Months Ended August 31, 1997
               and 1996...................................................... 7

            Notes to the Financial Statements................................ 9

   Item 2.  Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations ........................................17

PART II.  OTHER INFORMATION

   Item 1.     Legal Proceedings.............................................27

   Items 2-5.  Not Applicable

   Item 6.     Exhibits and Reports
                   on Form 8-K...............................................27

   Signatures................................................................28

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                               August 31,    November 30,
                                              ----------    ------------
                                             (unaudited)
                                                     (in thousands)

Current assets:
  Cash and cash equivalents                    $  1,232        $  1,396
  Accounts receivable:
    Joint interest partners                       2,109             889
    Oil and gas sales                             1,598           1,544
    Less allowance for doubtful accounts           (116)           (116)
  Deferred income taxes (Note 3)                    545             631
  Inventory of oil field equipment,
    at lower of average cost or market              248             115
  Other                                              42              77
                                               --------        --------

        Total current assets                      5,658           4,536
                                               --------        --------

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                              34,339          28,031
  Other property and equipment                    2,052           2,001
                                               --------        --------

                                                 36,391          30,032
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                    (15,267)        (12,943)
                                               --------        --------

        Net property and equipment               21,124          17,089
                                               --------        --------

                                               $ 26,782        $ 21,625
                                               ========        ========

                                                             (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 August 31,   November 30,
                                                   1997          1996
                                                ----------    ------------
                                                (unaudited)
                                                       (in thousands)
Current liabilities:
  Accounts payable                              $   2,894        $   1,292
  Undistributed oil and gas
   production receipts                                374               54
  Accrued production and property taxes               323              555
  Prepayments from joint interest owners              193              258
  Accrued expenses                                    353              348
  Income taxes payable (Note 3)                       143               33
  Other                                                12               30
                                                ---------        ---------

        Total current liabilities                   4,292            2,570
                                                ---------        ---------

Long-term bank debt (Note 2)                        3,200            2,200
Deferred income taxes (Note 3)                      1,669              630

Commitments and contingent liabilities (Note 2)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                   -                -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,445,558 in 1997, and 3,499,915 in 1996
    (outstanding 3,874,547 in 1997 and
    3,155,346 in 1996)                                889              700
  Additional paid-in capital                       17,551           17,361
  Retained earnings, since
    December 1, 1987                                2,819              720
                                                ---------        ---------
                                                   21,259           18,781
  Less: Treasury stock at cost
          571,011 shares in 1997 and
          344,569 shares in 1996                   (3,638)          (2,556)
                                                ---------        ---------
        Total stockholders' equity                 17,621           16,225
                                                ---------        ---------
                                                $  26,782        $  21,625
                                                =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 COLUMBUS ENERGY CORP.

                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                      Nine Months Ended      Three Months Ended
                                          August 31,              August 31,
                                     -------------------    -------------------
                                       1997        1996        1997       1996
                                     -------     -------    -------     -------
                                        (in thousands, except per share data)
Revenues:
  Oil and gas sales                  $ 9,919     $ 7,745    $ 3,275     $ 2,514
  Operating and management
    services                             880         820        303         262
  Interest and other income              123         271         51          36
                                     -------     -------    -------     -------
       Total revenues                 10,922       8,836      3,629       2,812
                                     -------     -------    -------     -------

Costs and expenses:
  Lease operating expenses             1,402       1,477        451         502
  Property and production taxes          921         757        296         253
  Operating and management
    services                             576         648        188         231
  General and administrative           1,140         783        273         242
  Depreciation, depletion and
   amortization                        2,382       2,118        892         745
  Impairments                            494         165        494           -
  Exploration expense                    505         182        125          38
  Litigation (Note 4)                     11          13          -           3
                                     -------     -------    -------     -------
      Total costs and expenses         7,431       6,143      2,719       2,014
                                     -------     -------    -------     -------
       Operating income                3,491       2,693        910         798
                                     -------     -------    -------     -------

 Other expenses (income):
  Interest                               111         207         46          65
  Other                                   (5)          4          1          (3)
                                     -------     -------    -------     -------
                                         106         211         47          62
                                     -------     -------    -------     -------
      Earnings before
        income taxes                   3,385       2,482        863         736

Provision for income taxes
  (Note 3)                             1,286         943        328         280
                                     -------     -------    -------     -------
        Net earnings                 $ 2,099     $ 1,539    $   535     $   456
                                     =======     =======    =======     =======

Earnings per share (Note 1):
  Primary                            $   .54     $   .40    $   .14     $   .12
                                     =======     =======    =======     =======
  Fully diluted                          N/A         N/A        N/A     $   .11
                                                                        =======

Average number of common shares outstanding (Note 1):
  Primary                              3,918       3,811      3,890       3,914
                                     =======     =======    =======     =======
  Full diluted                           N/A         N/A        N/A       3,969
                                                                        =======

Note 1 - 1996 shares and earnings per share restated for May 27, 1997 five-for-four stock split.

The accompanying notes are an integral part of these consolidated financial statements.

                                            COLUMBUS ENERGY CORP.
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  For the Nine Months Ended August 31, 1997
                                                 (Unaudited)


                               Common Stock           Additional                      Treasury Stock
                            ---------------------      Paid-in     Retained        --------------------
                             Shares       Amount       Capital     Earnings         Shares       Amount
                            ---------   ---------     --------     --------        -------      -------
                                                   (dollar amounts in thousands)

Balances,
  December 1, 1996          3,499,915     $   700      $17,361     $   720         344,569      $(2,556)

Exercise of employee
  stock options                52,723          11          288           -          13,333        (131)
Purchase of shares                  -           -            -           -         120,514      (1,068)
Shares issued for Stock
  Purchase Plan                 6,996           1           62           -          (1,762)          12
Shares issued for
  Incentive Bonus Plan
  and directors' fees               -           -           (7)          -         (13,451)         105
Shares issued under
  five-for-four stock
  split (Note 1)              885,924         177         (179)          -         107,808            -
Tax benefit of disqualifying
  disposition of incentive
  stock options                     -           -           26           -               -            -
Net earnings                        -           -            -       2,099               -            -
                            ---------     -------      -------     -------         -------      -------

Balances,
  August 31, 1997           4,445,558     $   889      $17,551     $ 2,819         571,011      $(3,638)
         === ====           =========     =======      =======     =======         =======      =======


            The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Nine Months Ended
                                                   -----------------
                                            August 31, 1997    August 31, 1996
                                            ---------------    ---------------
                                                     (in thousands)


Net earnings                                   $  2,099            $  1,539

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation, depletion, and
      amortization                                2,382               2,118
    Impairments                                     494                 165
    Deferred income tax provision                 1,151                 856
    Gain on asset sale                                -                (175)
    Other                                            83                 106
Net change in operating assets and
  liabilities                                       376                (758)
                                               --------            --------
        Net cash provided by
          operating activities                    6,585               3,851
                                               --------            --------

Cash flows from investing activities:
  Additions to oil and gas properties            (6,802)             (5,849)
  Additions to other assets                        (109)                (28)
  Proceeds from sale of assets                        -                 336
                                               --------            --------
        Net cash used in
          investing activities                   (6,911)             (5,541)
                                               --------            --------

Cash flows from financing activities:
  Proceeds from long-term debt                    2,200               3,200
  Reduction in long-term debt                    (1,200)             (1,600)
  Proceeds from issuance of
    common stock                                    230                 377
  Purchase of treasury stock                     (1,068)               (579)
                                               --------            --------
      Net cash provided by
        financing activities                        162               1,398

Net decrease in cash and
  cash equivalents                                 (164)               (292)
Cash and cash equivalents at
  beginning of period                             1,396               1,414
                                               --------            --------
Cash and cash equivalents at
  end of period                                $  1,232            $  1,122
                                               ========            ========

                                                                 (continued)

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Nine Months Ended
                                                       -----------------
                                                August 31, 1997  August 31, 1996
                                                ---------------  ---------------
                                                         (in thousands)

 Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $   119         $   184
                                                       =======         =======
      Income taxes (refund)                            $    26         $    (4)
                                                       =======         =======

 Supplemental disclosure of non-cash investing and financing activities:
    Non-cash compensation expense
      related to common stock                          $     -         $    20
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

       The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of managements' estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of August 31, 1997 and November 30, 1996, the results of its operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

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

       Earnings per share are computed using the weighted average number of common shares outstanding. Stock options are included as common stock equivalents, when dilutive, using the treasury stock method. Common stock equivalents include shares issuable upon assumed exercise of dilutive stock options using the average price for primary shares and the period end price, if higher, for fully diluted shares. For 1997 and 1996 such common stock equivalents were not dilutive, except for the three months ended August 31, 1996. Historical average number of shares outstanding and earnings per share have been adjusted for the five-for-four stock split distributed June 16, 1997 to shareholders of record as of May 27, 1997.

     The Company will adopt Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") effective for the 1998 fiscal year. Earlier application is not permitted. The purpose of SFAS No. 128 is to simplify the computation of earnings per share. The new standard replaces the calculation of "primary earnings per share" with a calculation called "basic earnings per share" and redefines "diluted earnings per share". The Company does not expect

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


the application of SFAS No. 128 to have a material impact on its earnings per share calculation.

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

       The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1996 and August 31, 1997.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     Other Property and Equipment

     Depreciation of other assets is provided on the straight line method over their estimated useful lives. Gains and losses from retirement or replacement of other properties and equipment are included in income. Betterments and renewals are capitalized. Maintenance and repairs are charged to operating expenses.

     Accounting for Stock-Based Compensation

     The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and is effective for the Company's 1997 fiscal year. The Company has determined it will use the alternative pro forma disclosures as permitted in the Standard.

     Comprehensive Income

     The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" effective for the Company's 1999 fiscal year. The Company does not expect SFAS No. 130 to have any material effect on its calculations of net income.

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

      Pursuant to provisions enacted as part of the Tax Reform Act of 1986, utilization of these corporate tax carryforwards in any one taxable year is limited if a corporation experiences a 50% change of ownership. Columbus experienced such a change of ownership in October 1987 effectively limiting the utilization of pre-change ownership net operating losses to approximately $900,000 in each subsequent year. Subsequent additional ownership changes accumulated to more than 50% by August 25, 1993 thereby causing a second ownership change to occur. The remaining restricted post-1987 net operating loss carryforwards were fully utilized during fiscal 1996.

     The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between financial statement and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Deferred tax assets (net of a valuation allowance) primarily result from net operating loss carryforwards, percentage depletion and certain accrued but unpaid employee benefits. Deferred tax liabilities result from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes.

      Because of the Company's previous 1987 quasi-reorganization, the Company is required to report the effect of its net deferred tax asset arising prior to December 1, 1987 as an increase in stockholders' equity rather than as an increase to net earnings.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     The provision for income taxes consists of the following (in thousands):

                                             Nine Months Ended August 31,
                                             ----------------------------
                                                1997              1996
                                              ------            ------
Current:
      Federal                                   $ 34              $ 50
      State                                      101                37
                                              ------            ------
                                                 135                87
                                              ------            ------
Deferred:
      Federal                                  1,075              (198)
      Use of loss carryforwards                   76             1,054
                                              ------            ------
                                               1,151               856
                                              ------            ------
  Total income tax expense                    $1,286            $  943
                                              ======            ======

     The total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                              Percent of Pretax Earnings
                                              --------------------------
                                             Nine Months Ended August 31,
                                             ----------------------------
                                               1997               1996
                                             ------             ------

U.S. Statutory rate                             34%                34%
State income taxes                               3                  2
Other                                            1                  2
                                             ------             ------
                                                38%                38%
                                             ======             ======

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     During the nine months of fiscal 1997, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):
                                                       Current Year
                                        --------------------------------------
                                                   Stock-
                                        Dec.1,    holders'            August 31,
                                         1996      Equity  Operations    1997
                                        -----      ------  ----------   -----

Deferred tax assets:
       Pre-1987 loss carryforwards     $1,361     $    -     $    -     $1,361
       Post-1987 loss carryforwards       596          -        (56)       540
       Percentage depletion
         carryforwards                  1,130          -          -      1,130
       State income tax loss
         carryforwards                     88          -        (20)        68
       Other                              308          -         (5)       303
                                       ------     ------     ------     ------
                  Total                 3,483          -        (81)     3,402
          Valuation allowance          (1,469)         -          -     (1,469)
                                       ------     ------     ------     ------
            Deferred tax assets         2,014          -        (81)     1,933
                                       ------     ------     ------     ------

     Tax benefit of disqualifying
       disposition of incentive
       stock options                        -         26        (26)         -
                                       ------     ------     ------     ------

     Deferred tax liabilities-
       Depreciation, depletion and
         amortization and other        (2,013)         -     (1,044)    (3,057)
                                       ------     ------     ------     ------
         Net tax asset (liability)     $    1     $   26    $(1,151)   $(1,124)
                                       ======     ======    =======    =======

     The Company has net operating loss carryforwards (in thousands) available at November 30, 1996 as follows:
                                                Net
            Expiration Year               Operating loss
            ---------------               --------------

                  1999                       $ 2,712
                  2000                           903
                  2001                           387
                  2003                             -
                  2004                             -
                  2010                         1,589
                                             -------
                                             $ 5,591
                                             =======

     For Alternative Minimum Tax purposes the Company had net operating loss carryforwards of approximately $6,752,000 as of November 30, 1996. The Company also has percentage depletion carryforwards of $2,908,000 which do not expire. State income tax operating loss carryforwards of $1,470,000 were available at November 30, 1996.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(4)   LITIGATION

      Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations.

(5)   CONTINGENCY

      The Company entered into a natural gas swap by selling 60,000 Mmbtu per month for the period from March 1997 through October 1997 at $2.20 per Mmbtu. This volume represents approximately 21% of Columbus' third quarter gas production.

      Columbus also entered into a crude oil swap by selling a strip of 10,000 barrels per month for the twelve month period from November 1996 through October 1997 at an average daily price of $21.17 per barrel. This amount represents approximately 44% of Columbus' August 1997 crude oil production. The difference between the hedge price and the actual daily closing price on the New York Mercantile Exchange ("NYMEX") is settled monthly.

      The Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk which were in the normal course of business to reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involve, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had natural gas and crude oil swaps outstanding subsequent to August 31, 1997 as follows:

                                     Notional            Market Value as of
                                      Value                   8/31/97
                                    --------            ------------------

      Natural gas
        (9/97-10/97)                $264,000                 $204,660

      Crude oil
        (9/97-10/97)                 423,400                  453,700

                              COLUMBUS ENERGY CORP.

(6)   RELATED PARTY TRANSACTIONS

      CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $189,000 and $232,000 for the nine months of 1997 and 1996, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The following summarizes the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes.

Liquidity and Capital Resources

      Third quarter results ranked among the best quarters in history but this was not readily evident when compared to the first quarter 1997. This was primarily due to significant exploration and impairment charges of $619,000 ($384,000 after income tax effect) which attacked net earnings. This overshadowed the increase in natural gas production to record levels and a modest improvement in daily crude oil production over last year. Third quarter discretionary cash flow and sales attained a second best ever quarter ranking. Net earnings of $535,000, or $0.14 per share, were 17% higher than last year's net of $456,000, or $0.12 per share. It is noteworthy that nine months' cash flow in 1997 surpassed all of fiscal 1996's cash flow while net earnings of $2,099,000, or $0.54 per share, rose by 36% over the $1,539,000, or $0.40 per share and equaled the entire fiscal 1996 year's net. As of the end of the third quarter 1997, shareholders' equity had risen to $17,621,000 compared to $16,225,000 at November 30, 1996. There was positive working capital of $1,366,000 as of August 31, 1997 which, when combined with the Company's forecasted future cash flow for the balance of the year, should be more than a sufficient source of capital to finish the budgeted 1997 program to develop undeveloped reserves plus fund the expanded exploratory program. As discussed later, a substantial increase in the percentage working interest in the Louisiana Austin Chalk exploratory well contributed to 1997's initial $7.1 million capital budget being raised by over $1 million. This has required a short term draw from the Company's bank credit facility pending repayment from the additional monthly cash flow generated from those accelerated expenditures. The $10,000,000 credit facility has been primarily targeted by management for acquisitions of oil and gas properties, but can be used for any legal corporate purpose and is always available for such expanded operational expenditures.

      Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be determined after giving effect to working capital changes. Accordingly, GAAP net cash provided by operating activities of $6,585,000 for the first nine months of 1997 compares with $3,851,000 during 1996's period. However, an important alternative measure of a company's cash flow (not GAAP but commonly used in the industry) is one determined before consideration of working capital changes and without deduction of exploration expenses. This is generally known as Discretionary Cash Flow ("DCF") and is reported by successful efforts companies for comparability purposes to the cash flow results under the full cost accounting method used by a majority of independent energy companies. Using the latter method, all exploration costs are

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


capitalized and therefore do not adversely affect operating cash flow or net earnings. Since exploration expenses can be increased or decreased at management's discretion, DCF is certainly more comparable to such full cost accounting results. Columbus' DCF for the nine months of 1997 was a record for such period at $6,714,000 compared to 1996's $4,791,000 which itself had been a record and, in fact, 1997's nine months' DCF also exceeded fiscal 1996's DCF. This 40% improvement reflects higher natural gas prices and increased crude oil and natural gas production over last year. While DCF is calculated before debt retirement requirements, in Columbus' case it does not matter because its outstanding bank debt requires no principal payments before July 1999 and in fact is what is available to either drill or retire debt at management's discretion. Interest expense on the outstanding debt has recently been relatively insignificant but is always deducted before computing DCF anyway.

      Management notes its strong exception to Financial Accounting Standards Board Statement No. 95 which directs that operating cash flow must only be determined after consideration of working capital changes and continues to reflect that position in all of its public filings and reports. Such a requirement by GAAP ignores entirely the significant impact on working capital that the timing of income received for, and expenses incurred on behalf of, third party owners in wells could have on a company such as Columbus which serves as an operator of several properties with only a small working interest therein.

      Neither discretionary cash flow nor operating cash flow before working capital changes may be substituted for net income or cash available from operations as defined by GAAP. Furthermore, cash flows do not necessarily indicate they are sufficient to fund all cash requirements of a company under any of the definitions.

      Columbus' hedges (swaps) of natural gas and oil prices are discussed below in Results of Operations as well as in Note 5 to the financial statements.

      The Company's operation and management services segment remains profitable but has not contributed meaningfully to earnings since Resources was spun-off in February, 1995.

      Columbus had outstanding borrowings of $3,200,000 as of August 31, 1997 against its line of credit with Norwest Bank Denver, N.A. which has a current borrowing base of $10,000,000 and is collateralized by oil and gas properties. At the end of the third quarter 1997, the ratio of bank debt to shareholders' equity was 0.18 and to total assets was 0.12. The debt outstanding used a LIBOR option at an interest rate of 7.1%. The net increase or decrease of long-term

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


debt affects reported cash flow from financing activities as does the purchase of treasury stock and proceeds from the exercise of stock options.

      Working capital at August 31, 1997 remained positive at $1,366,000 compared to $1,966,000 at November 30, 1996. This was achieved despite expenditures of $6,802,000 for new additions to oil and gas properties out of an expanded program for development and exploratory operations for 1997.

      A 300,000-share repurchase authorized (at less than $8.75 per share) in February 1995 was completed in March 1997 for an average repurchase price of $7.21 ($5.77 after five-for-four stock split).

      During March 1997, an additional 100,000-share repurchase was authorized at less than $7.80 (giving effect to five-for-four stock split) per share. To date, 85,000 shares were acquired at an average price of $7.42 per share. A second authorization was granted in May, 1997 to become effective following distribution of split shares in June, 1997 which permits purchase of an additional 200,000 shares at a price not to exceed $8.25 per share. To date, 39,000 shares have been acquired at an average price of $8.06 per share.

RESULTS OF OPERATIONS

      During 1997's third quarter, the Company's gross revenues increased by 29% while operating income increased by 14% when compared to 1996 despite large exploratory charges and an impairment provision. This was attributable to improved crude oil production and to a record level of natural gas production generated by the Company's successful drilling program thus far during 1997. Other comparisons appear later for the quarter and nine months of 1997 versus like periods in 1996 for prices, production and oil and gas sales.

      With a record drilling budget approved for 1997, it should be expected that there will be an increased number of well participations during each period. During 1997's third quarter, ten gross wells (2.85 net) were completed including four (.35 net) successful gas wells in the Laredo area and two (.91 net) gas cap wells in the Sralla Road oil field in Texas and a prolific Frio 16 sand natural gas discovery (.37 net) in Chambers County, Texas.

      That latter well whose completion was discussed in the second quarter report began sales in early July and has maintained a daily rate of approximately 3,800 MMCF of gas and 70 barrels of condensate. A separate fault block containing an additional 600 acres of prospective acreage is owned to the south and east of the Syphrett Heirs #1 480-acre discovery fault block. This acreage will require its own exploratory test and should be commenced later

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


in 1997. It may possibly be drilled to a depth of 11,000 feet to test the underlying Vicksburg formation because there was a recent gas discovery completed in this zone about two miles east of the Syphrett discovery fault block. An uphole Frio 15 sand is also considered prospective for oil production at a structurally higher position in the Syphrett fault block and may prove productive in the southeast acreage block also.

      Also pending completion at the end of the third quarter were two (.68 net) small oil producers in Oklahoma along with the exploratory Austin Chalk oil well (.55 net) in mid-Louisiana discussed below more fully.

      As previously reported in Form 10-K's and various quarterly reports, Columbus has a 12.5% working interest in a three township Area of Mutual Interest covering 55,000 gross acres of leaseholds which overlie the fractured Austin Chalk formation below 15,000 feet in depth in mid-Louisiana. A good portion of this block was assembled by a co-venture group which included EGY and 75% was sold to Belco Oil & Gas. Terms included a modest profit plus a carried 25% interest in a vertical well drilled from grass roots to 15,000 feet including updip and downdip horizontal legs approximately 3,000 to 4,000 feet in length. This was subsequently modified to permit the use of an existing abandoned but cased vertical hole from which to drill the two laterals at no up front costs to Columbus or its co-venturers and a no cost vertical hole portion later at a second location. The Morrow #23-1H's operations began in February with Belco choosing to drill a 3,000-foot north updip lateral first. They purposely elected to drill laterally below the base of the Austin Chalk for reasons not clear to, and over the objections of, the co-venture group and resulted in a dry hole. As a consequence, Belco then drilled a piggyback lateral about 100 feet vertically higher in the prospective pay section which penetrated numerous shows and fractures throughout this 3,100-foot horizontal hole. Belco was disappointed with its production test from this updip lateral over a 66-hour period which yielded a high water cut of about 70% in addition to the crude oil and natural gas. The last few hours of test still had a fluid rate of about 66 barrels per hour of which 21% was oil (over 12 BPH) and 600,000 cubic feet of natural gas per day.

     Following the test, Belco proposed to move the drilling rig off of the well without drilling an obligatory 4,000-foot downdip south lateral. There was strong objections by the co-venturers which was settled by Belco relinquishing all of its right, title and interest in the cased well bore, the updip lateral and the 1,960-acre spacing unit to the co-venturers who took over rig operations. Numerous problems were encountered while attempting to drill this downdip lateral which included encountering high bottom hole pressures which exceeded the maximum capability of weighting up the clear drilling fluid to maintain control over the well. As a result, only 1,300 feet of the proposed 4,000-foot downdip lateral could be drilled and the well had to be killed with a

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


conventional barite-weighted mud system which brought about a lost circulation problem. At that point, all further efforts to finish the entire lateral were ceased and it was generally agreed to make another attempt to drill another 4,000-foot downdip lateral from a new casing window after the 1,300-foot downdip lateral and the updip 3,100-foot lateral had been depleted. Thereafter numerous problems were encountered during completion operations which included packer problems, pushing the liner out to the full 1,300 feet of lateral, inexperienced crews, rental equipment from major service companies which did not function properly, drilling rig equipment failures, etc. The final blow occurred when a roughneck dropped a five inch bolt in the hole on top of the packer which contributed to several additional days of rig and rental equipment expenses and a "jerry-rigged" completion had to be designed which at least permitted the well to produce.

      Fortunately, Columbus only owns 55% WI of the completed well and drilling unit so that the significant cost overruns were not entirely absorbed by it. In any event, during a test for its initial potential, the Morrow #23-1H was produced for a 26-hour clean-up followed by a 24-hour test period during which the well flowed 560 barrels of 41o API gravity oil, 831 Mcf of natural gas and 1,691 barrels of a mixture of formation salt water and the clear calcium bromide drilling fluid lost during drilling operations. The final five hours of the flow period yielded 80 barrels of fluid per hour with an oil cut of about 25% and was followed by a one-hour shut in pressure of 3,950 psi.

     At present, the gas gathering line is being laid to the closest transmission system which is about 7,500 feet to the south. The tank battery, separator, treater, plus other surface equipment has been installed. Major items remaining before the well can begin sales include a shallow water disposal well being drilled and electricity being brought to the location. These should be completed during October. The present plan of production is to first essentially deplete the short downdip lateral followed by removal of the junk and bridge plug above the updip lateral to allow it to be depleted before undertaking mobilization of a drilling rig to attempt drilling a new 4,000-foot downdip lateral. Whether or not other well(s) can be promoted on the acreage block before acreage renewals are required will depend on the production performance of the Morrow #23-1H over the next few months. Meanwhile, it has already been determined not to exercise the remaining option acreage as the profit will not be realized from Belco on each new lease. Should the well not perform as has been forecasted out of two existing laterals, then it is highly unlikely the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


development of reserves in one or more new laterals from this well bore will be undertaken and additional exploratory or impairment charges will be incurred in such circumstance.

      Columbus' investment in this prospect through August 31, 1997 totaled $688,000 for undeveloped leaseholds and $2,415,000 for interests in producing wells including the Morrow #23-1H.

     Oil and Gas Revenues and Operating Costs

      The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between periods for the third quarters of 1997 and 1996 and the third quarter of 1997 versus the second quarter of 1997.

                                    Third Quarter
                                    -------------          %         Second Qtr.     %
                                   1997       1996       Change        1997       Change
                                  ------     ------      ------       ------      ------

     Natural gas revenues M$      $2,016     $1,445          40%      $1,672          21%
     Oil revenue M$               $1,259     $1,068          18%      $1,207           4%
     Natural gas sales volumes:
        Millions of cubic feet       874        682          28%         809           8%
        MCF/day                    9,497      7,412                    8,792

     Oil sales volumes:
        Barrels                   67,944     56,500          20%      61,792          10%
        Barrels/day                  739        614                      672
     Average price received:
        Natural gas - $/MCF       $ 2.31     $ 2.12           9%      $ 2.07          12%
        Oil - $/BBL               $18.53     $18.91         (2)%      $19.53         (5)%


      Natural gas revenues increased 40% in the third quarter of 1997 when compared to 1996's quarter as a result of higher volumes and prices. Average prices for natural gas increased 9% in the third quarter of 1997 compared with last year due to strong demand and a fairly tight supply of gas over storage injection requirements. Gas revenues in the third quarter of 1997 were reduced by $10,000 ($.01 per Mcf) and 1996's revenues were reduced by $165,000 ($.24 per Mcf) from swaps of natural gas. Sales volumes improved by 28% over 1996's third quarter as a result of numerous gas wells being completed and connected during the intervening months. The latest quarter as compared with the second quarter of 1997 showed a sales volume increase of 8% as a result of new well connections. Also, there was a 12% increase in average prices received which also contributed to a revenue increase of 21%.

      Oil revenues for the 1997 third quarter were up meaningfully when compared to the similar 1996 quarter because of a sales volume increase of 20% which overcame a decrease in the average price of 2%. Crude oil production has now reversed its continuing slide over a several year period as new wells have been added which generated the improvement over last year's volumes. There was an

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


improvement of 10% over 1997's second quarter volume, also. Oil revenues for the third quarter of 1997 were aided by $46,900 ($.69 per barrel) while third quarter 1996 revenues were reduced by $67,500 ($1.19 per barrel) from crude oil swaps.

      When comparisons are made with the second quarter results for 1997, third quarter oil revenues were 4% higher because of a 10% increase in production which overcame a 5% decrease in average price per barrel received.

      Columbus' 1997 third quarter average sales volumes of natural gas of 9,497 Mcfd and oil and liquids production of 747 barrels per day equates to daily production of 2,330 barrels of oil equivalent (BOE). This is 6% above the previous record quarter for U.S. daily production of 2,200 BOE which was achieved during the third quarter of 1994. For the month of August, 1997 daily production was 2,498 BOE.

      Lease operating expenses for the 1997 quarter were lower than third quarter 1996 because the prior year's quarter had several expensive workovers performed and equipment replaced on older wells. Lease operating costs on a BOE basis were only $2.10 in 1997 compared to $2.94 in 1996 as a result of increased production volumes. Operating costs as a percentage of revenues was 14% in the 1997 third quarter and 20% in 1996's comparable quarter.

     Production and property taxes approximated 9% of revenues in 1997 and 10% in 1996. These vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since several of the local jurisdiction's taxes are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

     Operating and Management Services

     This segment of the Company's U.S. business is comprised of operations and services conducted on behalf of third parties and includes compressor rentals.

      Operating and management services profit has been fairly consistent between quarters. There was a $304,000 profit during first nine months 1997 compared to a $172,000 profit for the equivalent period in 1996 as the number of operated wells and drilling activity has increased.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


      Interest Income

      Interest income is earned primarily from short-term investments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income decreased slightly in 1997 to $32,000 from $36,000 in 1996's third quarter primarily as a result of a decreased amount of investments despite somewhat higher short-term interest rates.

     General and Administrative Expenses

      General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category although other nonbillable expenses are also included.

      The Company's general and administrative expenses in the third quarter of 1997 were 13% higher than last year. Those increased costs were primarily due to salary increases in May 1997 for officers and as of November 1996 for employees.

      Reimbursement for services provided by Columbus officers and employees for managing Resources is expected to decrease by the end of fiscal 1997 assuming that Canadian-based management takes over following an expected business combination that Resources is currently aggressively seeking. Columbus' general and administrative expenses will rise commensurately since no staff reductions are contemplated when this occurs. Reimbursement of $58,000 is down from the $82,000 received during the third quarter of 1996 for administrative and operational services provided to Resources.

     Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization of oil and gas assets are calculated based upon the units of production compared to proved reserves of each field. The expense is not only directly related to the level of production, but also is dependent upon past costs to find, develop, and recover those reserves in each of the pools or fields. Depreciation and amortization of office equipment and computer software is also included in the total charge.

     Total charges for depletion expense for oil and gas properties increased over 1996 due to increased production and added development expenditures in the intervening period. The 1997 third quarter depletion rate of $4.01 per BOE compares with the $4.18 per BOE for the like period of fiscal 1996 and $3.86 per BOE for all of 1996. These amounts are somewhat below the industry average

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


primarily because of historically lower finding costs compared to others who have grown mostly by acquisitions.

     Exploration Expense

      In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells. Other exploratory charges such as seismic and geologic costs must also be immediately expensed regardless of whether a prospect is ultimately proved to be successful. Exploration charges for comparative third quarters amounted to $125,000 for 1997 up dramatically from $38,000 for 1996 because $74,000 was incurred for a non-commercial exploratory oil well. All exploration expenses reduce reported GAAP cash flow from operations even though they are discretionary expenses; however, such charges are added back for purposes of determining DCF which makes it more comparable to cash flow reported by full cost accounting companies.

      Impairments

      A non-cash impairment loss of $243,000 in 1997 and $165,000 in 1996 was recognized during the first nine months of each year because uneconomic Oklahoma development wells completed during each year raised the question of whether future net revenues for this entire pool would exceed the accrued undepreciated costs. It was deemed advisable to accrue an impairment provision but should this amount later prove to be excessive then depletion charges in future periods will benefit, or vice versa. Likewise, the Louisiana Austin Chalk oil discovery, although successful, brought into question the likelihood of developing certain leaseholds in the AMI. Where annual renewal rentals either had already become due or will become due before a reasonable production test period of the Morrow #23-1H can be realized and a well promoted on these leaseholds, management determined to write these off as a current charge as part of this exploratory effort. Also included in this group were numerous small leaseholds where the possibility of putting together a unit ready to be promoted was rather remote. This charge recognized was $251,000 which brought the total to $494,000 non-cash impairment for the third quarter.

     Interest Expense

     Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding has been lower during 1997's third quarter than in 1996. The average bank interest rate paid this latest quarter was 7.2% which compares to 7.3% in 1996.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


      Income Taxes

      During the first nine months of 1997 the net deferred tax asset became a net liability of $1,124,000 as a result of expected use of net operating loss carryforwards. The net liability is comprised of $545,000 current deferred tax asset and $1,669,000 long-term tax liability. The estimated utilization of deferred tax assets was $1,151,000 during the nine months. The valuation allowance has remained unchanged thus far in 1997. The effective tax rate for 1997 is 38%. See also Note 3 to the consolidated financial statements for further explanation of income taxes.

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



                                                 COLUMBUS ENERGY CORP.
                                                      (Registrant)



DATE:    October 14, 1997                        /s/  Harry A.Trueblood, Jr.
         ----------------                        ---------------------------
                                                 Harry A. Trueblood, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                 (a duly authorized officer)



DATE:    October 14, 1997                        /s/ Ronald H.Beck
         -----------------                       -----------------
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

                      FOR THE QUARTER ENDED AUGUST 31, 1997










                              COLUMBUS ENERGY CORP.
                           (Exact Name of Registrant)

                               1660 Lincoln Street
                             Denver, Colorado 80264
                     (Address of Principal Executive Office)