Form 10-K
period 1997-11-30
COLUMBUS ENERGY CORP
filed 1998-02-19
CIK 823975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
     For the Fiscal Year Ended                    Commission File Number
         November 30, 1997                                1-9872
                                -----------------

                              COLUMBUS ENERGY CORP.
             (Exact name of Registrant as specified in its Charter)

                COLORADO                                 84-0891713
       (State of incorporation)                (I.R.S. Employer Identification
                                                            No.)

           1660 Lincoln Street                             80264
            Denver, Colorado                             (Zip code)
 (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (303) 861-5252
                        Securities registered pursuant to
                            Section 12(b) of the Act:

                                                  Name of each Exchange on
          Title of each class                         which registered
          -------------------                         ----------------
     Common Stock, ($.20 par value)                American Stock Exchange
                                                   Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1998 is $25,374,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1998

                                                       Outstanding at
                  Class                               January 31, 1998
                  -----                               ----------------
     Common Stock, ($.20 par value)                   3,863,907 shares

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

                       ANNUAL REPORT (S.E.C. FORM 10-K)

                                     INDEX

                      Securities and Exchange Commission
                          Item Number and Description

                                     PART I

                                                                          Page
                                                                          ----

Item 1.  Business...........................................................3
Item 2.  Properties - Oil and Gas Operations .............................. 5
Item 3.  Legal Proceedings.................................................22
Item 4.  Submission of Matters to a
            Vote of Security Holders.......................................22

                                     PART II

Item 5.  Market for the Registrant's Common Equity
            and Related Stockholder Matters................................23
Item 6.  Selected Financial Data...........................................24
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................25
Item 8.  Financial Statements and Supplementary Data.......................38
Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................38

                                    PART III

Item 10. Directors and Executive Officers
            of the Registrant..............................................39
Item 11. Executive Compensation............................................39
Item 12. Security Ownership of Certain Beneficial
            Owners and Management..........................................39
Item 13. Certain Relationships and
            Related Transactions...........................................39

                             PART IV AND SIGNATURES

Item 14. Exhibits, Financial Statement
            Schedules and Reports on Form 8-K..............................40

         Signatures........................................................72

                                     PART I

Item 1.  BUSINESS

     Columbus Energy Corp. ("Columbus") was incorporated under the laws of the State of Colorado on October 7, 1982. Columbus engages in the production and sale of crude oil, condensate and natural gas, as well as the acquisition and development of leaseholds and other interests in oil and gas properties, and also acts as manager and operator of oil and gas properties for itself and others. It also engages in the business of compression, transmission and marketing of natural gas through its wholly-owned subsidiary, Columbus Gas
Services,  Inc.  ("CGSI"),  a Delaware  corporation.  Prior to February 1995 CEC
Resources Ltd. (Resources"), an Alberta, Canada corporation, was another wholly-owned subsidiary. The term "Company" or "EGY" as used herein includes Columbus and its subsidiaries.

     The Company currently has 34 employees. The current technical staff, including management, is comprised of four petroleum engineers and one landman. The administrative staff provides support required for accounting and data processing including disbursement of monthly oil and gas revenues, joint interest billing functions, and accounts payable.

     On February 24, 1995, Columbus completed a rights offering to the Columbus shareholders to purchase one share of Resources for U.S.$3.25 cash plus two subscription rights. One right was distributed as a dividend for each share held of record on January 27, 1995. All 1,500,000 shares of Resources common stock offered were subscribed (and oversubscribed) yielding an aggregate of U.S.$4,875,000 in cash. The total value assigned to the rights for book purposes was U.S.$582,000 which was the dividend portion of the total divestiture amount for the Resources' shares. A deduction of $126,000 for the costs of the offering was recorded. No gain or loss could be recognized for book purposes in a spin-off and no taxes were due Revenue Canada as a result of this divestiture because Columbus' Canadian tax basis in the Resources' shares exceeded the value of the rights plus cash proceeds received from the offering.

     During 1997, Columbus declared a five-for-four stock split for shareholders of record as of May 27 which was distributed on June 16, 1997 and was issued from authorized but unissued shares. Two prior 10% stock dividends in 1994 and 1995 were paid from treasury shares reacquired from the market and therefore reduced cumulative retained earnings and increased paid-in capital. No cash dividends have been paid since the Company became publicly-owned in 1988.

     From shortly after its incorporation until January 1988, the Company was a wholly-owned or majority owned subsidiary of Consolidated Oil & Gas, Inc. ("Consolidated") after which time it became a separate publicly-owned entity as a result of a spin-off via a rights offering by Consolidated to its shareholders.

Item 2.  PROPERTIES

                             Oil and Gas Properties

Reserves

     The estimated reserve amounts and future net revenues were determined by outside consulting petroleum engineers. The reserve tables presented below show total proved reserves and changes in proved reserves owned by Columbus for the three years ended November 30, 1997, 1996 and 1995.

                           PROVED OIL AND GAS RESERVES
                           ---------------------------

                                           Oil                     Natural Gas
                                  (Thousands of Barrels)     (Millions of Cubic Feet)
                                          United                     United
                                  Total   States   Canada    Total   States   Canada

Proved reserves:
December 1, 1994                    2,671   2,225    446    41,800   18,319   23,481
 Revision to previous estimates       (61)   (113)    52    (2,698)  (2,330)    (368)
 Purchase of reserves                 117     117      -       397      397        -
 Extensions, discoveries and other
  additions                            31      31      -       505      505        -
 Production                          (236)   (225)   (11)   (2,479)  (2,033)    (446)
 Sale of reserves (divestiture)      (487)      -   (487)  (22,667)       -  (22,667)
                                   ------- ------- ------ --------- -------- --------

November 30, 1995                   2,035   2,035      -    14,858   14,858        -
 Revision to previous estimates      (278)   (278)     -    (1,335)  (1,335)       -
 Purchase of reserves                    17     17     -     4,808    4,808        -
 Sale of reserves                       (35    (35)           (170)    (170)       -
 Extensions, discoveries and other
  additions                           150     150      -     3,190    3,190        -
 Production                          (246)   (246)     -    (2,686)  (2,686)       -
                                   ------- ------- ------ --------- -------- --------

November 30, 1996                   1,643   1,643      -    18,665   18,665        -
 Revision to previous estimates      (127)   (127)     -       226      226        -
 Sale of reserves                       -       -      -    (2,067)  (2,067)       -
 Extensions, discoveries and other
  additions                           538     538      -     5,066    5,066        -
 Production                          (249)   (249)     -    (3,370)  (3,370)       -
                                   ------- ------- ------ --------- -------- --------

November 30, 1997                   1,805   1,805      -    18,520   18,520        -
                                   ======= ======= ====== ========= ======== ========

Proved developed reserves
(producing and non-producing):
November 30, 1995                   1,384   1,384      -    11,282   11,282        -
                                   ======= ======= ====== ========= ======== ========
November 30, 1996                   1,211   1,211      -    15,758   15,758        -
                                   ======= ======= ====== ========= ======== ========
November 30, 1997                   1,333   1,333      -    16,122   16,122        -
                                   ======= ======= ====== ========= ======== ========

Proved Developed Producing Reserves

     As of November 30, 1997, Columbus has approximately 1,042,000 barrels of proved developed producing oil and condensate in the United States most of which are attributable to primary recovery operations. Producing oil properties in North Dakota, Montana and Texas account for over 95% of the reserves in the proved developed producing category.

     The gas producing properties owned by Columbus are located in Texas, North Dakota, Louisiana, Oklahoma and Montana and contain 12.2 billion cubic feet of proved developed producing gas reserves.

     The reserves in this category can be materially affected positively or negatively by either currently prevailing or future prices because they determine the economic lives of the producing wells.

Proved Developed Non-Producing Reserves

     The reserves in this category are located in the states of Texas, Louisiana, Montana and North Dakota. Generally, these are reserves behind the casing in existing wells with recompletion required before commencement of production or else are in wells being completed and/or completed but awaiting pipeline connections at year end.

     Columbus' non-producing reserves equal 292,000 barrels of oil, or 16% of its total proved oil reserves, and 3.9 billion cubic feet of natural gas, or 21% of its total proved natural gas reserves.

Proved Undeveloped Reserves

     Columbus' proved undeveloped reserves were approximately 472,000 barrels and 2.4 billion cubic feet of natural gas. Almost all of the oil reserves in this category are in Montana, North Dakota and Texas. All of the proved undeveloped gas reserves are attributable to undrilled locations offsetting production in Webb, Zapata and Jim Hogg Counties, Texas, Montana and North Dakota.

     These reserves are expected to either be developed during 1998 or in future when oil prices again stabilize at levels which will yield a satisfactory rate of return on investment when developed.

Standardized Measure

     The schedule of Standardized Measure of Discounted Future Net Cash Flows (the "Standardized Measure") is presented below pursuant to the disclosure requirements of the Securities and Exchange Commission ("SEC") and Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" (SFAS- 69) for such information. Future cash flows are calculated using year-end oil and gas prices and operating expenses, and are discounted using a 10% discount factor.

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                RELATING TO ESTIMATED PROVED OIL AND GAS RESERVES
                             (thousands of dollars)

                                                   1997       1996       1995
                                                   ----       ----       ----

Future oil and gas revenues                      $79,381    $98,555     $58,083
Future cost:
  Production cost                                (21,856)   (25,620)    (18,214)
  Development cost                                (5,401)    (4,264)     (4,743)
Future income taxes                              (11,531)   (14,198)     (5,466)
                                                 -------    -------     -------
Future net cash flows                             40,593     54,473      29,660
Discount at 10%                                  (10,422)   (16,313)     (8,268)
                                                 -------    -------     -------
Standardized measure of discounted future net
  cash flows                                     $30,171    $38,160     $21,392
                                                 =======    =======     =======

          CHANGE IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
                FLOWS FROM ESTIMATED PROVED OIL AND GAS RESERVES
                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1997
                             (thousands of dollars)
                                                             United
                                                   Total     States   Canada
                                                   -----     ------   ------

Balance, December 1, 1994                         $32,775   $21,772  $11,003

Sale of oil and gas net of production costs        (5,311)   (4,926)    (385)
Net changes in prices and production costs         (3,574)    1,294   (4,868)
Purchase of reserves                                1,693     1,693        -
Sale of reserves                                   (8,498)            (8,498)
Extensions, discoveries and other additions           616       616        -
Revisions to previous estimates                    (2,648)   (2,642)      (6)
Previously estimated development costs
  incurred during the period                          716       716        -
Changes in development costs                          111       656     (545)
Accretion of discount                               2,501     2,501        -
Other                                                (664)     (751)      87
Change in future income taxes                       3,675       463    3,212
                                                 --------   -------   ------

Net increase (decrease)                          (11,383)      (380) (11,003)
                                                 --------   -------   ------

Balance, November 30, 1995                        21,392     21,392        -

                                                                     (continued)

          CHANGE IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
                FLOWS FROM ESTIMATED PROVED OIL AND GAS RESERVES
            FOR THE THREE YEARS ENDED NOVEMBER 30, 1997 - (continued)
                             (thousands of dollars)
                                                            United
                                                   Total    States    Canada
                                                   -----    ------    ------

Sale of oil and gas net of production costs      $(7,556)  $(7,556)   $    -
Net changes in prices and production costs        19,446    19,446         -
Purchase of reserves                               5,158     5,158         -
Sale of reserves                                    (229)     (229)        -
Extensions, discoveries and other additions        8,309     8,309         -
Revisions to previous estimates                   (4,905)   (4,905)        -
Previously estimated development costs
  incurred during the period                         729       729         -
Changes in development costs                         570       570         -
Accretion of discount                              2,416     2,416         -
Other                                             (1,571)   (1,571)        -
Change in future income taxes                     (5,599)   (5,599)        -
                                                 --------  -------    ------

Net increase                                      16,768    16,768         -
                                                 --------  -------    ------

Balance November 30, 1996                         38,160    38,160         -
                                                 --------  -------    ------

Sale of oil and gas net of production costs      (10,708)  (10,708)        -
Net changes in prices and production costs       (10,502)  (10,502)        -
Sale of reserves                                  (1,320)   (1,320)        -
Extensions, discoveries and other additions        9,660     9,660         -
Revisions to previous estimates                     (710)     (710)        -
Previously estimated development costs
  incurred during the period                       1,089     1,089         -
Changes in development costs                         229       229         -
Accretion of discount                              4,653     4,653         -
Other                                             (1,620)   (1,620)        -
Change in future income taxes                      1,240     1,240         -
                                                 --------  -------    ------

Net increase                                      (7,989)   (7,989)        -
                                                 --------  -------    ------

Balance November 30, 1997                        $30,171   $30,171    $    -
                                                 ========  =======    ======

     The standardized measure is intended to provide a standard of comparable measurement of the Company's estimated proved oil and gas reserves based on economic and operating conditions existing as of November 30, 1997, 1996 and 1995. Pursuant to SFAS-69, the future oil and gas revenues are calculated by applying to the proved oil and gas reserves the oil and gas prices at November 30 of each year relating to such reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year end. Production and development costs are based upon costs at each year end. Future income taxes are computed by applying statutory tax rates as of year end with recognition of tax basis, net operating loss carryforwards, depletion carryforwards, and investment tax credit carryforwards as of that date and relating to the proved properties. Discounted amounts are based on a 10% annual discount rate. Changes in the demand for oil and gas, price changes and other factors make such estimates inherently imprecise and subject to revision.

     Discounted future net cash flows before income taxes for U.S. reserves were $37,301,000 in 1997, $46,530,000 in 1996, and $24,163,000 in 1995. As required by SFAS-69, the future tax computation appearing in the above table does not consider the Company's annual interest expenses and general and administrative expenses nor future expenditures for intangible drilling costs. Because of these factors, the tax provisions are not truly representative of the expected lower future tax expense to the Company so long as it remains an active operating company.

     The reserve and standardized measure tables prescribed by the SEC and presented above are prepared on the basis of a weighted average price for all properties as of each year end. At November 30, 1997 the U.S. crude oil price (including natural gas liquids) was $18.36 per barrel and the natural gas price was $2.50 per thousand cubic feet. The SEC requires that this computation utilize those year end prices and expenses which are then held constant, except for contractual escalations, over the life of the property.

     The calculation of discounted future cash flows can be materially affected by being compelled to use only those prices that happen to be effective on November 30 each year (Columbus' fiscal year end) because of price volatility. Mandatory usage of prices which happen to prevail on a single date can have an inordinate influence on year-end reserves as well as on the resulting year to year change that a company reports for discounted future net cash flows determined using this standardized measure calculation. Management has long advocated using a weighted average of prices actually received throughout the year to make this standardized measure calculation less susceptible to the impact of wide monthly fluctuations in prices which have occurred so frequently in recent years. Even using weighted average annual prices still may or may not be very indicative of future cash flows because average prices may vary widely in future fiscal years. This most recent 1997 fiscal year is a good example of why an average price would be preferable in management's opinion as year end prices for natural gas and crude oil were significantly different from the average annual prices received.

Outside Consultant's Report

     An outside consulting firm, Reed Ferrill & Associates, was retained for the purpose of preparing a report covering the reserves of the Company's properties and a future production forecast using constant prices as of November 30, 1997, 1996 and 1995. The reports on the reserves of the properties located in the

Berry Cox field in Texas were prepared by Huddleston & Co., Inc., another outside consulting firm. These reports are prepared each year as required by the Company's bank line of credit.

Production

     Columbus' net oil and gas production for each of the past three fiscal years is shown on the following table:

                                               Fiscal Year
                                    ---------------------------------
                                    1997          1996           1995
                                    ----          ----           ----
USA
Oil-barrels                        249,000       246,000        225,000
Gas-Mmcf                             3,370         2,686          2,033

CANADA
Oil-barrels                              -             -         11,000
Gas-Mmcf                                 -             -            446
                                  --------      --------       --------

TOTAL
Oil-barrels                        249,000       246,000        236,000
Gas-Mmcf                             3,370         2,686          2,479

     During the fiscal year 1997, Columbus filed Form EIA23 with the Energy Information Agency which required disclosure of oil and natural gas reserve data for wells operated by Columbus. The reserve data reported was for calendar year 1996. This data was reported on a gross operated basis inclusive of royalty interest and, therefore, does not compare with Columbus' net reserves reported for 1996.

     Average price and cost per unit of production for the past three fiscal years are as follows:

                                                    Fiscal Year
                                         ---------------------------------
                                         1997          1996           1995
                                         ----          ----           ----

Average sales price per barrel of oil
  USA                                   $19.62        $19.42         $16.75
  Canada (U.S.$)(1)                          -             -          11.61
  Total Company                          19.62         19.42          16.48

Average sales price per Mcf of gas
  USA                                   $ 2.65        $ 2.15         $ 1.71
  Canada (U.S.$)                             -             -           1.09
  Total Company                           2.65          2.15           1.60

Average production cost per
  equivalent barrel
  USA                                   $ 3.83        $ 4.35         $ 4.16
  Canada (U.S.$)                             -             -           2.89
  Total Company                           3.83          4.35           3.99

     Natural gas converted to oil at the ratio of six Mcf of natural gas to one barrel of oil. Production costs for fiscal years 1997, 1996 and 1995 include production taxes.

(1) Natural gas liquids are combined with oil.

Developed Properties

     A summary of the gross and net interest in producing wells and gross and net interest in producing acres is shown in the following table:

November 30, 1997                   Gross                         Net
-----------------               -------------                 -----------
                                Oil       Gas                 Oil     Gas
                                ---       ---                 ---     ---

Wells - USA                      79       154                  19      19

Acres - USA                        35,118                        9,747

Undeveloped Properties

     The following table sets forth the Company's ownership in undeveloped properties:

November 30, 1997                 Gross Acres         Net Acres
-----------------                 -----------         ---------

  Louisiana                         40,632              4,086
  Montana                           11,279              7,644
  New Mexico                           840                630
  North Dakota                       2,070                419
  Oklahoma                             320                108
  Texas                              2,591              1,005
                                    ------             ------

Total Undeveloped Properties        57,732             13,892
                                    ======             ======

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

                                           Year Ended November 30,
                     -----------------------------------------------------------
                           1997                  1996                  1995
                     ---------------       ---------------        --------------
                     Gross       Net       Gross       Net        Gross      Net
                     -----       ---       -----       ---        -----      ---

EXPLORATORY
Wells Drilled:
    Oil                2        1.45         -           -           1       .68
    Gas                1         .37         -           -           -         -
    Dry                1         .34         2         .68           -         -
DEVELOPMENT
Wells Drilled:
    Oil                4        1.91         2        1.00           1       .19
    Gas               18        2.71        14        2.60           8       .62
    Dry                3         .65         6        2.95           3      1.16
TOTAL
Wells Drilled:
   Oil                 6        3.36         2        1.00           2       .87
   Gas                19        3.08        14        2.60           8       .62
   Dry                 4         .99         8        3.63           3      1.16
                      --        ----        --        ----          --      ----

     Total            29        7.43        24        7.23          13      2.65
                      ==        ====        ==        ====          ==      ====

Current Activities

     The Company continued a development program on its properties and expanded its exploration efforts during fiscal 1997. Expenditures by the Company reached a record $10,088,000 for development and exploration drilling primarily on its oil-oriented properties in the Williston Basin of Montana and natural gas prone areas east of Houston and in Webb and Zapata Counties near Laredo, Texas. However, the Austin Chalk trend of mid-Louisiana was a new province for Columbus' exploratory efforts and unfortunately, Columbus' share of the first well exceeded expected costs by over $1,500,000. Fortunately, exploratory and development activity in the onshore upper Gulf Coast area continued to be EGY's most successful core area from the standpoint of both crude oil and natural gas reserve and productivity additions.

     A review of the more significant operations follow below and have been segregated into Columbus' primary areas of operations.

South Texas - Laredo Area
-------------------------

     As the second most important source of lease level cash flow for the past several years, this area remains its most important as a source of operational income. The Company serves as operator of in excess of 100 natural gas wells in various fields from the southern city limits of Laredo to the B.R. Cox field in Jim Hogg, County, almost 80 miles to the south. Columbus owns working interests which range from 1% to 53% in the wells which it operates and less than 10% WI in those wells in which it does not operate.

     At least one drilling rig was utilized continuously throughout the year to drill infill and extension locations that had been identified by a 3-D seismic program conducted in 1995 and 1996. This suggested there were numerous new fault blocks which had not been previously drained by offset wells in one or more Lobo sands that produce in the area and would require drilling 40 to 50 new locations in order to exploit those reserves. A development program was begun during 1996 with 12 wells drilled and was continued throughout 1997 with participation in 18 additional wells resulting in three (0.65 net) dry holes and 15 (1.74 net) successful gas wells. Two (0.11 net) wells were in progress at year end which have since been completed as gas wells.

     In the B.R. Cox field, Columbus' working interest in the five remaining wells (two active) on the Ruben Gonzalez producing property was sold for a net of $750,000 effective as of October 1, 1997. No new recompletions into new gas zones in wells on the remaining leases were undertaken in 1997 by Columbus as it awaited pre-payment for expected costs on one planned project from the largest working interest owner who had been very slow paying its prior operating bills.

Sralla Road Field Area - Harris County, Texas
---------------------------------------------

     This operational area continues to be Columbus' primary source of field level cash flow and is expected to be reasonably important for a few more years. During fiscal 1997 one (0.78 net) operated gas well, the James-Fielder #1, was completed in the upthrown fault block of the West Jackson Sralla Road field and extended the productive limits of the gas cap by another mile southwest. It had a similar thickness to other Jackson sand wells in the field and has since produced at its state-assigned allowable of about 1,300 Mcfd. An offset well to the Fielder and Wiggins units, the Hargrove #2 (0.13 net), is a non-operated gas well that was completed shortly thereafter and has been selling its monthly allowable also. In addition, that same operator drilled two other gas cap wells in the same general area but where Columbus had no interest. They also extended the field's oil zone limits by one mile to the northeast of the Company's original Ferguson #1 discovery oil well. As the fiscal year closed, that extension oil well was being offset by EGY's 67%-owned Waitkus B #2 (0.67 net) which has subsequently been completed as a successful flowing oil well in January at about 50 BOPD.

     About 20 miles southeast of the Sralla Road field, the Company participated in an exploratory test of a 2-D seismic anomaly in search of gas in the Frio 16 sand at 9,000 feet. It was located in a separate fault block which was adjacent to the old Anahuac field in Chambers County, Texas that produced several hundred million barrels of oil from uphole Frio sands over several decades. The Syphrett Heirs #1 wildcat resulted in a natural gas discovery in the Frio 16 sand after which a production unit of 480 acres in size was agreed upon. The Company initially owned about 37% WI which was subject to a 25% reduction after it fully recovered all of its costs of acreage plus drilling and completion costs of this initial well. Excellent log and gas shows in the mud were encountered so Columbus assumed operatorship, set casing and built a gathering system and a pipeline connection in advance of perforating only ten feet of a 40-foot gross interval of F-16 sand. The well was tested in early July at a daily rate of 4.6 million cubic feet of gas and 90 barrels of condensate through a 14/64ths choke with a flowing tubing pressure of 4,950 psig. The well has been restricted to about 120 million cubic feet per month but nevertheless payout occurred in November thereby reducing Columbus' working interest to 27.75%.

     A similar interest is owned in an additional 600 acres of prospective acreage to the south and east of the discovery and will require its own exploratory test as it is a separate fault block. A well is expected to be commenced early in 1998 and may be drilled as deep as 11,000 feet to also test the underlying Vicksburg formation. A gas discovery was made in that zone about two miles east of the Syphrett fault block while a dry hole has been drilled to that formation at a location closer to this southeast acreage block. The Frio 15 sand is considered prospective for oil production at a structurally higher position in the Syphrett well discovery fault block and could also be productive in the southeast block.

Williston Basin Area
--------------------

     Most of 1997's efforts in this area were related to workovers, short radius lateral recompletions, 3-D seismic programs, plus drilling two new deep wells because crude oil prices stayed consistently above $17 per barrel throughout 1996 and 1997. This was further supported by futures swaps but unfortunately this practice was not repeated so crude prices (which have fallen dramatically thus far in fiscal 1998) have not been protected by swaps.

     A 3-D seismic effort which included the Southeast Froid field had previously been conducted over several sections during the last quarter of 1996 which pinpointed the highest structural location at which to drill a 12,000 foot replacement oil well to the Red River formation in that field. It also gave indications that another structure existed west of that field so additional leases were acquired bringing the total leaseholds owned to over 2,000 acres with a 90% WI. Supplemental 3-D seismic coverage was undertaken in the spring of 1997 to further delineate that potential structure as well as follow up on other leads including a Tyler sand river bed channel which appeared to meander through the acreage around those deep Paleozoic highs.

     During 1997's second quarter, the 90% WI-owned McCabe #1-X Red River zone replacement well was drilled and completed in 20 feet of porosity in that formation. It also encountered several shows of oil in other horizons uphole before production casing was set. After perforating, the 1-X well was initially tested on pump at the rate of 86 barrels of oil per day but also produced a like amount of water despite the fact this location was about 10 feet structurally higher than the initial McCabe #1 Red River discovery well which it replaced. The latter well was then recompleted as an oil discovery in the Winnepegosis formation at about 11,100 feet following removal of junk which plugged the casing at about 9,400 feet. It initially pumped oil at rates of 116 to 141 barrels per day and water of 51 to 85 barrels per day. While each of those two wells added materially to third quarter oil production, steadily increasing water cuts during the fourth quarter have reduced their contribution to this area's daily oil production.

     Following completion of the second 3-D seismic program in late spring, an exploratory Red River test well location was staked on one of several small bumps on a fairly broad closure of almost a section in size. Therefore one or more potential locations on this broad structure might be exploited now that the initial test well, the McCabe Farms #1-4 wildcat, proved to be productive. No drill stem tests were taken in one well while drilling uphole formations but a possible gas zone was encountered in a porous zone in the Mission Canyon which is behind pipe. Excellent porosity and oil shows were encountered in the Red River "C" formation, casing was set and the well was completed with 21 feet of perforations in an interval from 11,910 to 11,937. Through a 17/64ths inch choke, the 90% owned McCabe Farms #1-4 flowed oil on initial test at the rate of 135 barrels per day with a water cut of 30% and a flowing tubing pressure of 150 psi. Since this well was not finally completed until early December, it will be considered as a fiscal 1998 discovery although most of the costs were incurred as part of 1997 fiscal year capital expenditures.

     Immediately following this completion the 69%-owned McCabe #3-2 exploratory well was drilled to the Tyler formation at a depth of 7,200 feet but it proved to be a dry hole. While the meandering river bed seismic feature was confirmed, the cut made by river had subsequently been filled in by shale and lime with only a very limited amount of sand present as opposed to the 100 foot that had been expected.

     Two short radius laterals in Columbus' 100% owned Lien lease in the west Mondak field were undertaken in the Lien #1 and Lien #3 wells which were marginal Mission Canyon oil producers. The first effort involved drilling a 921 foot lateral out of the cased hole in the Lien #3 well at a depth of about 8,900 feet. Unfortunately, this lateral only encountered very limited fracturing. After much higher initial oil production rates, the well appears to have settled around 17 barrels of oil and 60 barrels of water per day. The Lien #1 lateral was next undertaken near the end of the fiscal year. A record horizontal hole of 1,550 feet was accomplished but again this lateral did not encounter a recognizable vertical fracture system. Thus far the Lien #1 appears not to be any more productive than the Lien #3 despite the longer lateral interval but there have been problems with the downhole pump so this is not yet a final appraisal of the well's productivity.

Oklahoma - Anadarko Basin
-------------------------

     There were three (1.02 net) development Morrow sand oil wells completed in Beaver County, Oklahoma all of which had excellent appearance on electric logs but only resulted in marginal oil producers. This is primarily due to a combination of water cuts in excess of 50% plus unstable frac sand which has plugged perforations and reduced total fluid productivity to levels only a fraction of the initial swab rates seen following frac treatment.

Goudeau Prospect - Avoyelles & St. Landry Parishes, Louisiana
-------------------------------------------------------------

     As previously reported in Form 10-K and various quarterly and interim special reports, Columbus has a 12.5% working interest in a three township Area of Mutual Interest (AMI) in mid-Louisiana covering 41,000 gross acres of leaseholds which overlie the geo- pressured, fractured Austin Chalk formation below 15,000 feet in depth. A good portion of this block was assembled by a co-venture group which included EGY and 75% was then sold to Belco Oil & Gas.

Terms included a modest profit on acreage plus an after payout carried 25% interest in a vertical well to be drilled from grass roots to 15,000 feet and included updip and downdip horizontal legs approximately 3,000 to 4,000 feet in length. This deal was subsequently modified to permit the use of an existing mutually- owned abandoned but cased vertical hole from which to drill two laterals at no up front costs to Columbus or its co-venturers to be followed later by a no cost vertical hole portion to be drilled at a second location. The Morrow #23-1H's operations began in February with Belco choosing to drill a 3,000-foot north updip lateral first. Belco purposely elected to drill laterally below the base of the Austin Chalk for reasons not clear to, and despite the objections of, the co-venture group and this lateral resulted in a dry hole. As a consequence, Belco then drilled a piggyback lateral about 100 feet vertically higher in the prospective pay section which penetrated numerous shows and fractures throughout this 3,100-foot horizontal hole. Belco was disappointed with its production test from this updip lateral which over a 66-hour period averaged a high water cut of about 70% in addition to varying rates of crude oil and natural gas. The last few hours of test showed a total fluid rate of about 66 barrels per hour of which 21% was oil (over 12 BPH) and 600,000 cubic feet of natural gas per day.

     Following that test, Belco proposed to move the drilling rig off of that location without drilling the obligatory 4,000-foot southerly direction downdip lateral. There was immediate strong objections to that proposal by the co-venturers which was eventually settled by Belco relinquishing all of its right, title and interest in the cased well bore, the new updip 3,000-foot lateral and the 1,960-acre spacing unit to the co-venturers who thereupon took over operations. Numerous problems were encountered while attempting to drill this downdip lateral not the least of which included encountering high bottom hole pressures which exceeded the maximum attainable weighting of the clear drilling fluid being used and was needed to maintain control over the well. As a result, only 1,300 feet of the proposed 4,000-foot southerly downdip lateral could be drilled and the well had to be killed with a conventional barite-weighted mud system after replacing the clear drilling fluid. This change created a severe lost circulation problem so that any further efforts to finish the entire 4,000-foot lateral were ceased. The co-venturers generally agreed to make another attempt to drill a new 4,000-foot downdip lateral from a new casing window after this 1,300-foot downdip lateral and the updip 3,100-foot lateral had been depleted.

     Subsequently, numerous other problems were encountered during the completion operations. These included packer problems, inability to push the liner out to the full 1,300 feet length of the lateral, inexperienced crews, faulty or improperly serviced rental equipment from major service companies, several poor engineering consultant's decisions, drilling rig equipment failures, disputes amongst the co-venturers on procedures, etc. The final blow occurred when a roughneck dropped a five inch bolt in the hole which blocked the top of the packer and contributed to several additional days of rig and rental equipment expenses. A "jerry-rigged" completion had to be designed which at least permitted the well to produce from the downdip lateral only. It is impossible to predict how this will finally affect eventual recovery from the lateral but well cost overruns to the 100% interest exceeded $2,000,000. Fortunately, Columbus only owns 55% WI of the completed well and drilling unit so that these significant cost overruns did not have to be entirely absorbed by it.

     Finally, an initial potential of the 1,300-foot downdip lateral only resulted in the Morrow #23-1H producing for a 26-hour clean-up period followed by a 24-hour test period during which the well flowed 560 barrels of 41o API gravity oil, 831 Mcf of natural gas and 1,691 barrels of what appeared to be a mixture of formation salt water and the clear calcium bromide drilling fluid lost during drilling operations.

     A gas gathering line was laid to a nearby transmission system about 7,500 feet to the south and a tank battery, separator, treater, plus other surface equipment was installed. Also, a shallow water disposal well has been drilled and cased. The well was placed on production late in November on various small sizes of surface chokes which yielded rates which have ranged from 60 to 200 barrels of oil per day with water cuts from 70% to 80% and a flowing tubing pressure of 750 to 950 psi. It is a bit early to forecast with any accuracy the amount of oil that will be recovered from this downdip lateral, but through the first 35 days to December 31, 1997, it had produced 5,156 barrels of oil, an estimated 26,000 barrels of water and 4,179,000 cubic feet of natural gas. It is planned to first try to essentially deplete the short downdip lateral before attempting removal of the junk and bridge plug above the updip lateral which will allow that lateral to be produced. There is no forecast of when a drilling rig might be contracted for another attempt at drilling a 4,000-foot downdip lateral.

     At least one additional well in the AMI is proposed to be promoted at the second drillsite along with a sale of the AMI acreage which remains. However, the co-venturers have already determined not to exercise any of the remaining option acreage as no profit would be realized from Belco. Should the Morrow #23-1H not perform as currently forecasted from the two existing laterals, then it is highly unlikely further development by drilling one or more new laterals from this Morrow #23-1H well bore will ever be undertaken by this group. Significant impairment charges for this area and well of $1,475,000 have already been recognized in fiscal 1997 by the Company and this has reduced net book value significantly and will lower depletion charges per barrel for this area in 1998.

     Columbus' own expenditures (before impairment charges) in this prospect through November 30, 1997 totaled $939,000 for undeveloped leaseholds and $2,879,000 for interests in producing wells with most of the latter costs related to the Morrow #23-1H completion.

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

Competition, Marketing and Customers

     Competition and Marketing. The oil and gas industry is highly competitive. Major oil and gas companies, independent producers with public drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties as well as for the equipment and labor required to operate such properties. Many competitors have financial resources, staffs and facilities substantially greater than those of the Company. A ready market for the oil and gas production is, to a limited extent, dependent upon the cost and availability of alternative fuels as well as upon the level of consumer demand and domestic production of oil and gas; the amount of importation of foreign oil and gas; the cost and proximity to pipelines and other transportation facilities; the regulation of state and federal authorities; and the cost of complying with applicable environmental regulations.

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

     A very limited amount of the natural gas produced by the Company is being sold at the well head under long-term contracts. Following deregulation of natural gas, excesses of domestic supply over demand, plus competition from alternate fuels caused Columbus, through CGSI, to take a much more active role in marketing its own gas along with gas owned by third parties.

     Customers. Sales to three purchasers of crude oil and natural gas, which amounted to more than 10% of the Company's combined revenues for the years ended November 30, 1997, 1996 and 1995, are set forth in Note 3 to Notes to the Consolidated Financial Statements. In the opinion of management, a loss of a customer has not to date, and should not in the future, materially affect the Company since the nature of the oil and gas industry is such that alternative purchasers are normally available on very short notice.

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

Operating Hazards

     The oil gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as oil spills, gas leaks, ruptures and discharge of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. Furthermore, the Company cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will be available at all. Generally, the Company has elected to not obtain blow-out insurance when drilling a well, except for deep high pressure wells or when required such as within city limits.

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

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The common stock of Columbus commenced trading on the American Stock Exchange on March 11, 1993. The common stock previously traded on the American Stock Exchange Emerging Companies Marketplace since July 30, 1992, and on the
Pacific Stock Exchange since April 15, 1988. The reported high and low sales prices for the periods ending below were as follows:

                                               High(1)         Low(1)
                                               ----            ---

1998:
  December 1, 1997 through
     January 31, 1998                         $ 9.00         $ 8.325

1997:
  First quarter                               $ 8.80         $ 6.90
  Second quarter                                8.40           6.75
  Third quarter                                 8.625          7.50
  Fourth quarter                                9.125          7.75

1996:
  First quarter                               $ 4.60         $ 4.00
  Second quarter                                6.40           4.30
  Third quarter                                 9.10           5.60
  Fourth quarter                                8.70           7.60

1995:
  First quarter                               $ 6.45         $ 5.80
  Second quarter                                6.60           5.90
  Third quarter                                 6.30           5.10
  Fourth quarter                                5.40           4.50

(1) Price per share amounts have been adjusted for the 10% stock dividend distribution to shareholders of record on February 24, 1995 and the five-for-four stock split on May 27, 1997.

     As of January 31, 1998 the reported closing sales price of Columbus common stock was $8.625 per share.

     As of November 30, 1997, there were approximately 461 holders of record of Columbus' common stock and an estimated 1,100 or more beneficial owners who hold their shares in brokerage accounts.

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

Item 6.  SELECTED FINANCIAL DATA

     The table below sets forth selected historical financial and operating data for the Company and its consolidated subsidiaries for the years indicated. The historical data for each of the years in the five-year period ended November 30, 1997, were derived from the financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants. This information is not necessarily indicative of the Company's future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Financial Statements and notes thereto, included elsewhere herein.

                                                                       Year Ended November 30,
                                           ----------------------------------------------------------------------------
                                           1997            1996               1995(a)          1994                1993
                                           ----            ----               ----             ----                ----
                                                              (in thousands, except per share data)
Operating data:
  Revenues                               $ 15,096        $ 11,815           $ 9,400          $13,141             $12,913
  Loss on asset disposition,
    impairment of long-lived
    properties, and abandonment            (2,179)           (165)           (3,055)               -                (258)
  Earnings (loss) before cumulative
    effect of accounting change             2,167           2,098            (1,495)           2,190               2,814
  Cumulative effect of accounting
    change                                      -               -                 -                -                 992
                                          -------        --------          --------          -------             -------
  Net earnings (loss)                       2,167           2,098            (1,495)           2,190               3,806
                                          =======        ========          ========          =======             =======
  Earnings (loss) per share (primary):
    Before cumulative effect of
      accounting change                   $   .55        $    .54          $   (.38)         $   .54             $   .66
    Cumulative effect of
      accounting change                         -               -                 -                -                 .23
                                          -------        --------          --------          -------             -------
    Net earnings (loss)(b)                    .55             .54              (.38)             .54                 .89
                                          =======        ========          ========          =======             =======
    Fully diluted earnings per share          N/A             .51               N/A              N/A                 N/A
                                          =======        ========          ========          =======             =======
  Average number of common
   and common equivalent
   shares outstanding:
   Primary                                  3,908           3,872             3,928            4,087               4,255
                                          =======        ========          ========          =======             =======
   Fully diluted                              N/A           4,086               N/A              N/A                 N/A
                                          =======        ========          ========          =======             =======
  Cash flow data(d):
    Cash from operating activities        $ 8,638        $  5,638          $  3,929          $ 6,194             $ 5,540
    Cash used in investing activities     $(7,294)       $ (6,320)         $   (119)         $(7,194)            $(5,652)
    Cash provided by (used  in)
      financing activities                $  (883)       $    664          $ (4,223)         $   519             $    79
    Cash flow before changes in
      operating assets and liabilities    $ 9,132        $  6,340          $  3,920          $ 6,254             $ 6,468
    Discretionary cash flow               $ 9,672        $  6,658          $  4,096          $ 6,715             $ 6,633
 Balance sheet data:
  Total assets                            $26,135        $ 21,625          $ 18,321          $24,955             $22,938
  Long-term debt, excluding
    current maturities - bank debt        $ 2,200        $  2,200          $  1,600          $ 4,200             $ 3,200
 Stockholders' equity                     $17,958        $ 16,225          $ 13,186          $16,202             $14,400

(a) Does not include results of CEC Resources Ltd. after its divestiture on February 24, 1995.
(b) Reflects restated amounts for 1993 through 1996 after stock dividends and stock split.
(c) No cash  dividends have been declared or paid in any period  presented.
(d) See discussion of cash flows in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following summarizes the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes.

     The information below and elsewhere in this Form 10-K may contain certain "forward-looking statements" that have been based on imprecise assumptions with regard to production levels, price realizations, and expenditures for exploration and development and anticipated results therefrom. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed herein or implied by such statements.

Liquidity and Capital Resources

     Fiscal 1997 was the best year in the Company's history but this was not readily evident. This was primarily due to substantial exploration and impairment charges which significantly reduced net earnings and overshadowed the boost in natural gas production to record levels. These charges totaled $2,179,000 which, after being tax effected, reduced net earnings by $1,314,000 or $0.34 per share and resulted in earnings of $2,167,000, or $0.55 per share, which were 3% higher than last year's net of $2,098,000, or $0.54 per share. Discretionary cash flow set a record at $9,672,000 in 1997 surpassing 1996's prior record of $6,658,000 by 45%. Gross revenues and oil and gas sales both set historical records also.

     As of the end of 1997, shareholders' equity had risen to $17,958,000 compared to $16,225,000 at November 30, 1996. Positive working capital of $722,000 at year end, combined with the Company's anticipated cash flow for 1998, should be a sufficient source of capital to develop undeveloped reserves and fund a 1998 exploration program. As discussed later, a substantial increase in the percentage working interest ownership in the Louisiana Austin Chalk exploratory well required 1997's $7.1 million capital budget to be raised by over $1 million and after the overruns $1.4 million extra was spent. This required a short term draw from the Company's bank credit facility until additional monthly cash flow could restore the amount to $2,200,000 which had been outstanding at the beginning of the year. The $10,000,000 credit facility has been primarily targeted by management for acquisitions of oil and gas properties, but can be used for any legal corporate purpose and is always available for such expanded operational expenditures.

     Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be determined after giving effect to working capital changes. Accordingly, GAAP's net cash provided from operating activities has fluctuated widely from $3,900,000 to $8,600,000 during the last three years. This source of funds, with a backup from the available borrowing base under the Company's credit facility, has provided all of the liquidity required to finance those three years' oil and gas capital expenditures as well as fund treasury stock repurchases. However, an important alternative measure of a company's cash flow (not GAAP but commonly used in the industry) is one determined before consideration of either working capital changes or deduction of exploration expenses and is generally known as Discretionary Cash Flow ("DCF"). This is reported by successful efforts' companies for comparability purposes to the cash flow results of a majority of independent energy companies who use the full cost accounting method. With the latter accounting method, all exploration costs are capitalized, and consequently, do not adversely affect either operating cash flow or net earnings. Since exploration expenses can be increased or decreased at management's discretion, DCF is the most comparable to their full cost accounting results. Columbus' DCF for 1997 was an all time record at $9,672,000 and compares to 1996's $6,658,000 which itself had been the prior record. This 45% improvement directly reflects higher natural gas prices and increased crude oil and natural gas production over 1996. While DCF is calculated before any debt retirement requirements, in Columbus' case it does not matter because its outstanding bank debt requires no principal payments before August 1, 1999. Interest expense on outstanding debt has recently been fairly insignificant but is deducted before computing DCF.

     Management continues to note its strong exception to the Statement of Financial Accounting Standards No. 95 which directs that operating cash flow must only be determined after consideration of working capital changes. We continue to reflect that position in all public filings and reports based on our belief such a requirement by GAAP ignores entirely the significant impact on working capital that the timing of income received for, and expenses incurred on behalf of, third party owners in wells has on a company which serves as an operator of properties with only a small working interest therein as in Columbus' case.

     Nevertheless, neither discretionary cash flow nor operating cash flow before working capital changes may be substituted for net income or cash available from operations as defined by GAAP. Furthermore, current cash flows do not necessarily indicate that there will be sufficient funds for future cash requirements under any of the definitions of cash flow.

   At the present time the Company has not hedged either crude oil or natural gas prices similar to the swaps in prior years discussed below. As a result the

Company's oil and gas revenues are fully exposed to risk of declining prices, as has occurred during first quarter 1998 but, in turn, can fully benefit from any price increases, if any, later in 1998.

     In prior years Columbus has hedged both natural gas and crude oil prices by selling a "swap". The swap is matched against the calendar monthly average price on the NYMEX and settled monthly. Revenues are decreased when the market price at settlement exceeded the contract swap price or increased when the contract swap price exceeded the market price. The following table shows the results of these swaps:

                                                     Increase (decrease) in
                                                      oil and gas revenues
                                                     ----------------------
                      Volume
Description           per mo.       Period         1997       1996        1995
-----------           -------       ------         ----       ----        ----
                   (Mmbtu or bbl)
Natural Gas
-----------

$2.20/Mmbtu            60,000     3/97-10/97    $(86,400)
Futures Contracts      60,000    10/96-11/96                $  42,000
$1.74 & $1.88/Mmbtu   120,000     4/96-11/96                $(560,000)
$2.12/Mmbtu           100,000    12/94- 4/95                            $283,900

Crude Oil
---------

$21.17/bbl             10,000    11/96-10/97    $  8,900   $ (23,800)
$17.25/bbl with
  $19.50/bbl cap       10,000     1/96-12/96    $(22,500)  $(232,300)

   The Company's natural gas and crude oil swaps were considered financial instruments with off-balance sheet risk which were in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involved, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had no natural gas or crude oil swaps outstanding as of November 30, 1997.

   Columbus had outstanding borrowings of $2,200,000 as of November 30, 1997 against its line of credit with Norwest Bank Denver, N.A. which has a borrowing base of $10,000,000 and is collateralized by oil and gas properties. At the end of 1997, the ratio of bank debt to shareholders' equity was 0.12 and to total assets was 0.08. The debt outstanding used a LIBOR option with an average interest rate of 7.2%. Subsequent to year end through January 31, 1998, the debt was increased by $600,000 to $2,800,000 as payments were made for late fiscal 1997 and early fiscal 1998 drilling activity. The net increase or decrease in long-term debt directly affects cash flows from financing activities. This cash flow item also reflects the purchase of treasury stock discussed below and benefits from the proceeds from the exercise of stock options.

   Working capital at 1997 year end remained positive at $722,000 compared to $1,966,000 at November 30, 1996. This was achieved despite record capital expenditures of $9,551,000 for new additions to oil and gas properties as well as the purchase of 158,014 shares of treasury stock for $1,381,000 during the year. The change in working capital also reflected a $832,000 reduction in current deferred income taxes during the year.

   The Company has been authorized by the Board of Directors to repurchase its common shares from the market at various prices during the last several years. Those repurchases are summarized as follows:

                                  Shares
       Fiscal year     --------------------------      Average
       repurchased     As purchased     Restated*       price*
       -----------     ------------     ---------      -------

          1995            243,200        247,730        $7.33
          1996             86,100        107,625        $5.33
          1997            158,000        179,875        $7.61

       *Restated for stock split and stock dividends

   As of November 30, 1997 a total of 143,000 shares remained out of the most recent authorization which may be repurchased at a price not to exceed $8.875 per share. As of January 31, 1998, 49,650 of those shares have been acquired at an average price of $8.60 per share.

   During 1997, capital expenditures were incurred on oil and gas properties which totaled $9,551,000. This amount differs from the capital expenditure shown in the Consolidated Statement of Cash Flows which includes cash payments made during 1997 for 1996 expenditures incurred but not yet paid as of 1996's year end. Similarly, there have been expenditures accrued in 1997 that will not be actually paid until 1998. These were primarily for the expanded exploratory program in the Louisiana Austin Chalk and Montana areas along with development drilling and recompletions in the South Texas and Gulf Coast areas. The cash flows from investing activities had an unusual benefit in 1995 from the $4,075,000 net proceeds received from the divestiture of Resources.

Results of Operations

     The Company's 1997 gross revenues of $15.1 million were 28% above 1996's and was attributable to a record level of natural gas production plus improved crude oil production generated by the Company's drilling program during 1997. It should be obvious that 1996 revenues and expenses were not entirely comparable to 1995's because of the aforementioned divestiture of the Canadian subsidiary toward the end of the first quarter of 1995. Total Company revenues did increase by 26% in 1996 but, if Canadian operations were excluded from 1995, the Company's revenues would have increased by 37%. Higher crude oil and natural gas prices and production were responsible for the improvement.

     Operating income of $3,766,000 in 1997 represented an improvement of only 5% when compared with 1996 because of the aforementioned exploratory charges and impairment provisions or otherwise that increase would have been 59%. Operating income of $3,589,000 in 1996 reflected improved revenues but was not comparable to 1995 which showed a loss of $1,811,000, a direct result of deduction of impairment losses which are fully discussed below. The operating loss in 1995 also resulted from lower revenues and higher depletion expense following the Canadian divestiture.

     Net earnings during 1997 set a new high for U.S. only operations of $2,167,000 which surpassed 1996's earnings of $2,098,000. Had there not been the extremely high non-cash impairment provisions during 1997, all time record net earnings would have resulted which would have surpassed those years which included Canada's operations. Contrarily, earnings in 1995, even ignoring the impairment charge, were at their lowest level since 1991.

Impairments

     A non-cash impairment loss of $243,000 for 1997 and $165,000 for 1996 recognized that some marginal Oklahoma development oil wells completed during those years effectively reduced future net revenues for this successful efforts property pool below undepreciated costs. Similarly, the Louisiana Austin Chalk oil discovery, although successful (see full discussion about this area under "Recent Activities" in Item 2, Properties), brought into question the likelihood of future development of certain leaseholds. Where annual renewal rentals either had already become due or would become due before a reasonable production test period for the Morrow #23-1H is achieved and/or a new test well promoted, management chose to write them off as impaired. Also included were numerous small leaseholds where the possibility of easily putting together a unit was rather remote. This added charge of $251,000 brought the total non-cash impairment provision made during the third quarter to $494,000.

     Late in the fourth quarter, the Morrow #23-1H did commence production at rates well below the initial tests so year-end proved reserves attributable to the horizontal legs were reduced. This resulted in carrying costs in excess of the fair value and in an impairment charge of $1,140,000 and $84,000 related to Louisiana leaseholds. Undeveloped leaseholds in general were also impaired in the amount of $200,000 based upon management's opinion further development may not be completed prior to some lease expirations. Two oil wells in Oklahoma in progress at the end of the third quarter failed to respond to attempts to eliminate shifting frac sands from plugging perforations so an additional impairment of $260,000 was provided.

     The Company elected to adopt early Statement of Financial Accounting Standards No. 121 ("SFAS-121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of the beginning of the fourth quarter of 1995.

SFAS-121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flow of the asset. The Company had to provide for impairment of oil and gas properties based on expected prices and year end proved reserves both of which would be significantly reduced. Four areas in Texas, Oklahoma, New Mexico and North Dakota showed that impairment losses were greater than previously anticipated so it was deemed prudent to elect early adoption. Accordingly, a non-cash loss of $3,055,000 ($2,260,000 after tax) was recognized as of September 1, 1995.

   Prior to September 1, 1995, a valuation provision had only been made if total capitalized costs of oil and gas properties, excluding unproved properties, by country, exceeded (1) the present value of future net revenues from estimated production of proved oil and gas reserves using constant prices discounted at 10% less (2) income tax effects related to differences between book and tax basis of the properties. Therefore, no impairment had been necessary prior to adopting SFAS-121 because total capitalized costs in the U.S. were far less than discounted future net revenues. Interestingly, had Columbus followed the full cost method no impairments of oil and gas property costs (excluding the impairment of undeveloped leases) would have been necessary as the total value of proved reserves of the Company have comfortably exceeded such capitalized full cost method costs.

Oil and Gas Operations

   The following discussion of the Company's oil and gas operations is based upon the tables of production and average prices shown separately for the United States and Canada. See Item 2, "Oil and Gas Properties" and "Production".

   The changes in the components of oil and gas revenues during the periods presented are summarized as follows:

                                               Production
                             Price Change    Quantity Change     Revenue Change
                             ------------    ---------------     --------------
1997 vs. 1996 (All U.S.)
   Gas                           23 %              25 %                53 %
   Oil                            1 %               1 %                 3 %

1996 vs. 1995
   Gas - U.S.                    26 %              32 %                64 %
   Gas - Canada                   - %            (100)%              (100)%
                               -------          --------            --------
   Total Company gas             26 %               8 %                44 %

   Oil - U.S.                    16 %               9 %                28 %
   Oil - Canada                   - %            (100)%              (100)%
                               -------          --------            --------
   Total Company oil             16 %               4 %                23 %

     Natural gas revenues increased 53% when compared to 1996 as a result of higher volumes and prices. Average prices for natural gas increased 23% in 1997 compared with last year due to strong demand and a fairly tight supply of gas in excess of storage injection requirements. Gas revenues in 1997 were reduced by $86,400 ($.03 per Mcf) and 1996's revenues were reduced by $518,000 ($.19 per Mcf) from swaps of natural gas. Sales volumes improved by 25% over 1996 as a result of numerous gas wells being completed and connected in Texas during the past year.

     Oil revenues for 1997 managed 3% improvement over 1996 as a result of a sales volume and average price increase of 1% each. Crude oil production reversed its continuing slide over a several year period as new wells were added in 1997 which generated the improvement over the prior year's volumes. New oil and condensate production in Montana and Chambers County, Texas during 1997 was mostly offset by reductions in Harris County, Texas and North Dakota and by properties that were sold in late 1996. Oil revenues for 1997 were decreased by $13,600 ($.06 per barrel) while 1996 revenues were reduced by $256,000 ($1.04 per barrel) from crude oil swaps.

     Columbus' 1997 average sales volumes of natural gas of 9,283 Mcfd and oil and liquids production of 682 barrels per day equates to daily production of 2,229 barrels of oil equivalent (BOE). This surpassed the previous record for U.S. daily production of 2,200 BOE achieved during the third quarter of 1994 and the 1997 fourth quarter production averaged 2,354 BOE per day. The next challenge is to not only maintain but to increase that level of production by adding substantial new reserves from an expanded exploratory budget hopefully without expensive failures or high cost successes such as the Morrow #23-1H in Louisiana.

     After the 25% increase in natural gas production during 1997 with an increase of only 1% in oil production, the Company now produces approximately 70% of its volumes from natural gas. This may be very fortuitous as the price of crude oil in early 1998 rapidly declined.

     Natural gas revenues for 1996 compared to 1995 in the U.S. increased 64% despite reductions from swaps as a result of a 26% higher price and a 32% increase in production. Average prices improved because of increased demand and severely depleted storage levels following an extended 1995/1996 winter heating season. Natural gas revenues for 1996 were reduced by $518,000 ($.19 per Mcf) from swaps of natural gas while 1995 had increased revenues of $284,000 ($.14 per Mcf). Production volumes for 1996 increased as a result of property acquisitions and the effects of newly developed wells.

     Oil revenues in the U.S. for 1996 were up 28% from 1995 as a result of a 16% increase in the average price received and 9% higher volumes. Oil revenues and average prices for 1996 were reduced by $256,000 ($1.04 per barrel) due to hedging activity. The Company had no oil hedges in 1995. Crude oil production improved because of two new Jackson sand oil well completions in the Sralla Road field plus a third discovery (78% WI) gas condensate well almost one mile southwest which commenced production in November 1996. These increases overcame normal production declines elsewhere.

     Natural gas revenues and production for 1995 decreased compared to 1994 primarily as a result of lower prices, lower gas production in the Sralla Road field, and a reversionary interest in the Company's most productive gas well in the Laredo area which accounted for about one-half of the reduced gas production. These deductions more than offset additional well connections in Texas and Oklahoma, Average prices for natural gas decreased 11% compared to 1994 but did begin to increase toward the end of fiscal 1995.

     Oil revenues for the U.S. for 1995 were up 8% from 1994 as a result of a 10% increase in the average price received. In 1995 low crude oil prices dictated continued deferral of any revival of an oil development program of undeveloped oil reserves located in the Williston Basin. However, a moderate amount of drilling was planned for 1996 as a result of putting the 1996 oil swap in place which afforded some protection from previous drastic downturns in prices which each time halted drilling plans before anything could get underway.

     U.S. oil prices have fluctuated for several years with the same wide swings experienced in world crude oil price. In 1995 crude oil prices declined during mid-year months but recovered by year-end so that the average annual prices were actually higher than 1994. By the spring of 1996 crude oil prices rose quickly to above $20 per barrel, declined briefly, then again rose rapidly to almost $23 per barrel by year end. During 1997 crude oil prices have been steadily softening and have declined each quarter which trend accelerated in the first quarter of fiscal 1998.

     Fluctuations of oil and gas revenues and operations in Canada which appear in the table are consistent with the spin-off of Resources in February 1995, i.e. 1996 vs. 1995 revenues decreased 100% which reflects the fact 1995 included the last quarter of Canadian activity.

     Lease operating expenses for 1997 were 6% lower than 1996 despite more wells in operation because the prior year had several expensive workovers performed and production equipment was replaced on several older wells. Lease operating expenses in the U.S. increased 23% in 1996 over 1995's because of incremental working interest acquisitions and several extensive work-overs performed in an effort to make some wells more economic. Lease operating costs on a barrel of oil equivalent basis for 1997 were down to $2.27 compared to $2.80 in 1996 and $2.78 for 1995. Lease operating expenses in the U.S. increased 19% in 1995 compared to 1994 because of a few expensive work-overs. Lease operating costs on a barrel of oil equivalent basis for 1995 were up to $2.78 compared to $1.93 for 1994. Operating costs in the U.S. as a percentage of revenues decreased to 13% in 1997 versus 19% in 1996 due to increasing unit prices and compared with 22% in 1995.

     Production and property taxes approximated 9% of revenues in 1997 and 10% of revenues in 1996 and 1995. These vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since several of the local jurisdiction's property taxes are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

Operating and Management Services

     This segment of the Company's U.S. business is comprised of operations and services conducted on behalf of third parties and includes compressor rentals.

     During 1997 operating and management services profit was $349,000 compared to a $210,000 profit for 1996 as the number of operated wells and drilling activity increased.

     Prior to the Company's divestiture of Resources in 1995, the Company received significant operating service revenue from its share of processing fees at the Carbon area liquid extraction plant. Those revenues also included fees from the processing of Resources' own gas, although no profit was generated from that portion of revenues since it was offset by a commensurate increase in Columbus' well operating expenses.

     Operating and management services U.S. revenue has increased in each of the last three years. Until divested in 1995, Canadian operations had contributed far greater operating margins than the U.S. but U.S. revenues in 1995 improved because of additional billings for operator services related to 3-D seismic testing program and past audit adjustments. These factors generated a $199,000 profit for the U.S. segment in that year.

Interest Income

   Interest income is earned primarily from short-term investments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income increased slightly in 1997 to $147,000 as a result of higher short-term interest rates achieved and despite a decreased amount of investments. Interest income decreased in 1996 to $125,000 when compared to $160,000 in 1995, reflecting a decreased amount of investments and lower short-term interest rates.

General and Administrative Expenses

     General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category although other nonbillable expenses are included.

     The Company's general and administrative expenses in 1997 were much higher than the prior year due to salary increases in May 1997 for officers and in November 1996 for employees and to incentive bonuses. The latter were discretionary and were actually based on the Company's performance in 1996 with total bonuses of $220,000 ($70,000 non-cash) in 1997 compared to $83,000 (all non-cash) in 1996. A major source of this increase was also attributable to legal and accounting expenses which had been accrued in connection with preparation of a registration statement for a proposed offering of convertible preferred shares which was withdrawn because of the rapid paydown of debt in latter 1996 from accelerating cash flow.

     During 1997 the Company upgraded its computer software to a new release of a major software vendor that is compliant with the year 2000 and expensed $16,000 which is included in general and administrative expenses. The Company does not expect to incur any other significant amounts in the future in connection with the year 2000 problem.

     The Company's expenses for 1996 were lower than for all of 1995 because of salary and staff reductions which occurred in August 1995 affected the whole year. Also, incentive bonuses (all non-cash) totaled only $83,000 in 1996 compared to $110,000 granted in May, 1995.

     Reimbursement for services provided by Columbus officers and employees for managing Resources is expected to decrease in 1998 assuming that Canadian-based management takes over following an expected business combination that Resources is currently aggressively seeking. Columbus' general and administrative expense will rise commensurately when Resources' merger occurs since no staff reductions are contemplated when this occurs. Reimbursement of $255,000 was realized in 1997 compared to $296,000 in 1996 and $281,000 for all of fiscal year 1995 for providing services to Resources.

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

Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization of oil and gas assets are calculated based upon the units of production compared to proved reserves of each field. The expense is not only directly related to the level of production, but also is dependent upon past costs to find, develop and recover those reserves in each of the pools or fields. Depreciation and amortization of office equipment and computer software is also included in the total charge.

     Total charges for depletion expense for oil and gas properties increased in 1997 over 1996 due to increased production and added development expenditures in the intervening period. Total charges for depletion expense for oil and gas properties increased in 1996 over 1995 due to greater production despite the benefit realized from the 1995 write-down of the carrying value of certain properties upon adoption of SFAS-121. During 1995 depletion expense for oil and gas properties increased by a greater percentage than the increase in production. Contributing to the disproportionately higher depletion expense were much lower gas and crude oil prices during 1995, which tended to reduce reserves, shorten the estimated reserve life and change the economic limits of certain of the Company's properties. The lower carrying values of certain oil and gas properties after the impairment loss with the adoption of SFAS-121 effective September 1, 1995 helped to reduce depletion expense for the fourth quarter of 1995.

     For 1997, the depletion and depreciation rate for the Company was $3.91 per barrel of oil equivalent ("BOE") compared to $3.86 per BOE for fiscal 1996 and $3.83 per BOE equivalent in 1995. However, had the benefit of the lower depletion costs of Canadian gas properties not been included for one quarter, the higher cost U.S. additions would have raised the 1995 charge to $4.21 per BOE.

     Effective October 1, 1997 the Company sold its interests in seven wells in the Berry Cox field in Texas for total proceeds of $750,000. These wells were a part of a larger pool of properties in the Laredo area for purposes of calculating depletion so those sale proceeds were credited to the costs of the successful efforts pool and no book gain or loss was recognized. The reduction in proved reserves connected with the sale could cause a small increase in that pool's depletion rate in future periods.

Exploration Expense

   In  general,   the  exploration   expense  category   includes  the  cost  of
Company-wide efforts to acquire and explore new prospective areas. Until Resources was divested in February 1995, the Company's exploration expense was primarily attributable to geological consulting work provided in Canada plus limited seismic expense in Canada and the U.S. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells. Other exploratory charges such as 2-D and 3-D seismic and geological costs must be immediately expensed regardless of whether a prospect is ultimately proved to be successful.

     Exploration charges for 1997 were up dramatically to $540,000 from $318,000 in 1996. These included $224,000 of 3-D seismic costs incurred in the S.E. Froid area in Montana which located new exploratory well sites, $73,000 incurred for a non-commercial exploratory oil well along with ongoing exploration efforts. Subsequent to fiscal year end, a dry exploratory well was drilled in the S.E. Froid area in Montana so approximately $190,000 will be recorded as an exploration expense during first quarter 1998.

     During 1996 two Oklahoma exploratory wells drilled proved non- economic and $184,000 was expensed. Most of the balance of the 1996 expense was for geological consulting. During 1995, seismic survey costs of $46,000 were incurred in Canada and expensed while undeveloped leasehold costs in North Dakota were impaired by $69,000 both of which contributed to an exploration expense of $245,000. All exploration expenses reduce reported GAAP cash flow from operations even though they are discretionary expenses; however, such charges are added back for purposes of determining DCF which makes it more comparable to the cash flow results reported by full cost accounting companies.

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

Interest Expense

     Interest expense varies in a direct proportion to the amount of bank debt and the level of bank interest rates. The average bank interest rate paid for U.S. debt in 1997, 1996 and 1995 was 7.1%, 7.2%, and 7.9%, respectively.

Income Taxes

   The Company's income tax position is somewhat complex. Resources' income was consolidated with the Company's U.S. income until Columbus' divestiture of Resources in 1995. Also, the utilization of net operating loss carryforwards by the Company has been complicated by two "change of ownership" transactions under
Section 382 of the Internal Revenue Code, one of which occurred on October 1, 1987 and the other on August 25, 1993. Only the first of those changes has limited the utilization of net operating loss carryforwards. Furthermore, a quasi-reorganization occurred on December 1, 1987 which requires that benefits from net operating loss carryforwards or any other tax credits that arose prior to the quasi-reorganization be credited to additional paid-in capital rather than to income. Only post quasi-reorganization tax benefits realized can be credited to income.

   As a result of available net operating loss carryforwards, the Company's Federal income tax obligations have been limited to "alternative minimum tax" so that the Company has had a current Federal tax payable of less than 2% of pre-tax earnings. In 1997, the Company has a net operating loss carryforward from 1995 and operating loss carryforwards remaining from periods prior to the first Section 382 ownership change. Utilization of those latter benefits are limited to $904,000 per year so that the Company's current Federal tax provision and liability may increase in 1998 and thereafter unless an active drilling program is maintained. In addition, the Company pays state income taxes and previously, until its divestiture, also included Canadian taxes on Resources' income.

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

   During 1996, the net deferred tax asset was reduced to $1,000 which is comprised of $631,000 current deferred tax asset and $630,000 long-term liability. The valuation allowance had a net reduction of $268,000 from 1995 to November 30, 1996. A deduction of $102,000 for the benefit of disqualifying disposition of incentive stock options was added to additional paid-in capital.

   During 1997, there was a net deferred tax liability of $989,000 which is comprised of $201,000 current portion and $788,000 long-term liability. The valuation allowance had a net reduction of $26,000 from 1996 to November 30, 1997. A deduction of $76,000 for the benefit of disqualifying disposition of incentive stock options was added to additional paid-in capital.

Effects of Changing Prices

   The United States economy experienced considerable inflation during the late 1970's and early 1980's but in recent years has been fairly stable and at low levels. The Company, along with most other U.S. business enterprises, was then and would be affected by any recurrence of such economic conditions. Inflation in general has had a minimal effect on the Company.

   In recent years, oil and natural gas prices have fluctuated widely so the Company's results of operations and cash flow have been directly affected. Oil and gas prices have also been significantly influenced by regulation by various governmental agencies, by the world economy, and by world politics. Operating expenses have been relatively stable but, when analyzed as a percentage of revenues, may be distorted because they become a larger percentage of revenues when lower product prices prevail. Drilling and equipment costs have risen noticeably in the last two years. Competition in the industry can significantly affect the cost of acquiring leases, although in the past decade competition has lessened as more operators have withdrawn from active exploration programs. Inflation, as well as a recessionary period, can cause significant swings in the interest rates the Company pays on bank borrowings. These factors are anticipated to continue to affect the Company's operations, both positively and negatively, for the foreseeable future.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III


Items 10 and 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                 AND EXECUTIVE COMPENSATION

     A definitive proxy statement related to the 1998 Annual Meeting of Stockholders of Columbus Energy Corp. will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Nominees for Election of Directors," "Executive Officers of the Company," and "Executive Compensation" is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information required is set forth under the caption "Voting Securities and Principal Holders Thereof" in the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

                                                                   Page
(a)  Financial statements and schedules                            ----
     included in this report:

     See "Index to Consolidated Financial Statements"               42

     All schedules are omitted since either the required information is set forth in the financial statements or in the notes thereto or the information called for is not present in the accounts or is not required under the exception stated in Rule 5.04.

(b)  Reports on Form 8-K:

     The following reports on Form 8-K were filed on behalf of the Registrant since the third quarter of fiscal 1997:

        None

(c)  Exhibits:

Exhibit No.
-----------

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

* 10(a) Amended and Restated Credit Agreement dated as of October 23, 1996 between Columbus Energy Corp. and Norwest Bank Denver, National Association (Exhibit 10(a) to Registration Statement No. 333-19643 dated January 13, 1997).

* 10(b)   1993  Stock  Purchase  Plan  (Exhibit  to  Registration  Statement No.
          33-63336).

* 10(c)   1995  Stock  Option  Plan  (Exhibit 10 (k)  to  Form 8-K dated May 11,
          1995).

* 10(d)   1985  Stock  Option  Plan   (Exhibit  to  Registration  Statement  No.
          33-17885).

* 10(e)   1985  Stock  Option  Plan,   Amendment  No. 2  dated  November 7, 1991
          (Exhibit 10(h) to Form 10-K dated November 30, 1991).

* 10(f) Separation Pay Policy adopted December 1, 1990 for officers and employees and as amended February 17, 1992 (Exhibit 10(i) to Form 10-K dated November 30, 1991).

* 10(g)   Form   of   Indemnity  Agreements   with  directors  (Exhibit 10(k) to
          Registration Statement No. 33-46394).

11        Statement of computation of per share earnings.

22        Subsidiaries of the Registrant.

23(a)     Consent of Coopers & Lybrand L.L.P.

23(b)     Consent of Reed W. Ferrill & Associates, Inc.

23(c)     Consent of Huddleston & Co., Inc.

27        Financial Data Schedule

---------------
*Incorporated by reference

                             COLUMBUS ENERGY CORP.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                        PAGE
                                                                        ----

Report of Independent Accountants                                        43

Financial Statements:
   Consolidated Balance Sheets at
   November 30, 1997 and 1996                                            44

   Consolidated Statements of Operations for the
   years ended November 30, 1997, 1996 and 1995                          46

   Consolidated Statements of Stockholders'
   Equity for the years ended
   November 30, 1997, 1996 and 1995                                      48

   Consolidated Statements of Cash Flows for the
   years ended November 30, 1997, 1996 and 1995                          50

Notes to the Consolidated Financial Statements                           51

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Columbus Energy Corp.


      We have audited the accompanying consolidated balance sheets of Columbus Energy Corp. and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus Energy Corp. and subsidiaries as of November 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.

      As explained in Note 2 to the consolidated financial statements, effective September 1, 1995, the Company changed its method of accounting for the impairment of long-lived assets.




                                        COOPERS & LYBRAND L.L.P.


Denver, Colorado
February 11, 1998

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              November 30,
                                       -------------------------
                                       1997                 1996
                                       ----                 ----
                                             (in thousands)


Current assets:
  Cash and cash equivalents            $ 1,857           $ 1,396
  Accounts receivable:
    Joint interest partners              1,932               889
    Oil and gas sales                    2,054             1,544
    Allowance for doubtful accounts       (116)             (116)
  Deferred income taxes (Note 5)             -               631
  Inventory of oil field equipment,
    at lower of average cost or market     102               115
  Other                                     82                77
                                       -------           -------

   Total current assets                  5,911             4,536
                                       -------           -------

Property and equipment:
  Oil and gas assets, successful
    efforts method (Notes 3 and 4)      33,803            28,031
  Other property and equipment           2,053             2,001
                                       -------           -------

                                        35,856            30,032

  Less:  Accumulated depreciation,
    depletion, amortization and
    valuation allowance
    (Notes 2 and 3)                    (15,632)          (12,943)
                                      --------           -------

    Net property and equipment          20,224            17,089
                                      --------           -------

                                      $ 26,135           $21,625
                                      ========           =======

                                                                (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 November 30,
                                             -------------------
                                             1997           1996
                                             ----           ----
                                                (in thousands)

Current liabilities:
  Accounts payable                          $  3,023    $  1,292
  Undistributed oil and gas
    production receipts                          393          54
  Accrued production and property taxes          551         555
  Prepayments from joint interest owners         565         258
  Accrued expenses                               377         348
  Income taxes payable (Note 5)                   42          33
  Deferred income taxes (Note 5)                 201           -
  Other                                           37          30
                                             -------      ------

    Total current liabilities                  5,189       2,570
                                             -------      ------

Long-term bank debt (Note 4)                   2,200       2,200
Deferred income taxes (Note 5)                   788         630

Commitments and contingent liabilities (Note 8)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value; none issued             -           -
  Common stock authorized 20,000,000 shares
    of $.20 par value; 4,492,068 shares
    issued in 1997 and 3,499,915 in 1996
    (outstanding 3,883,557 in 1997 and
    3,155,346 in 1996) (Notes 1 and 7)           898         700
  Additional paid-in capital                  18,124      17,361
  Retained earnings                            2,887         720
                                             -------     -------
                                              21,909      18,781
Less:
    Treasury stock, at cost (Note 7)
      608,511 shares in 1997 and
      344,569 shares in 1996                  (3,951)     (2,556)
                                             -------     -------
        Total stockholders' equity            17,958      16,225
                                             -------     -------
                                             $26,135     $21,625
                                             =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Year Ended November 30,
                                     -----------------------------------
                                     1997           1996            1995
                                     ----           ----            ----
                                    (in thousands, except per share data)
Revenues:
  Oil and gas sales                 $13,815      $10,572         $ 7,902
  Operating and management
    services                          1,176        1,087           1,338
  Gain (loss) on sale of asset          (60)          31               -
  Interest income and other             165          125             160
                                    -------      -------         -------
      Total revenues                 15,096       11,815           9,400
                                    -------      -------         -------

Costs and expenses:
  Lease operating expenses            1,849        1,965           1,811
  Property and production taxes       1,258        1,051             780
  Operating and management
    services                            827          877           1,017
  General and administrative          1,372          999           1,278
  Depreciation, depletion and
   amortization                       3,295        2,835           2,757
  Impairments                         2,179          165           3,055
  Exploration expense                   540          318             245
  Retirement and separation               -            -             141
  Litigation expense                     10           16             127
                                    -------      -------         -------

     Total costs and expenses        11,330        8,226          11,211
                                    -------      -------         -------

     Operating income (loss)          3,766        3,589          (1,811)
                                    -------      -------         -------

Other (income) expense:
  Interest                              174          260             185
  Other                                  (4)           2              26
                                    -------      -------         -------
                                        170          262             211
                                    -------      -------         -------
      Earnings (loss) before
         income taxes                 3,596        3,327          (2,022)
  Provision (benefit) for income
     taxes (Note 5)                   1,429        1,229            (527)
                                    -------      -------         -------

         Net earnings (loss)        $ 2,167      $ 2,098         $(1,495)
                                    =======      =======         =======


                                                           (continued)

                              COLUMBUS ENERGY CORP.

                                         Year Ended November 30,
                                  -----------------------------------
                                  1997           1996            1995
                                  ----           ----            ----
                                 (in thousands, except per share data)

Earnings (loss) per share:
  Primary                       $   .55         $   .54        $  (.38)
                                =======         =======        =======
  Fully diluted                     N/A         $   .51            N/A
                                                =======

Average number of common and
  common equivalent shares
  outstanding:
    Primary                       3,908           3,872           3,928
                                =======         =======         =======
    Fully diluted                   N/A           4,086             N/A
                                                =======

The accompanying notes are an integral part of these consolidated financial statements.

                             COLUMBUS ENERGY CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Three Years Ended November 30, 1997

                                                                                          Cumulative
                                                                            Retained       Foreign
                                 Common Stock              Additional       Earnings       Currency            Treasury Stock
                            -----------------------         Paid-In       (Accumulated    Translation        ------------------
                            Shares           Amount         Capital          Deficit)     Adjustments        Shares      Amount
                            ------           ------        ----------     ------------    -----------        ------      ------
                                                           (dollar amounts in thousands)

Balances,
  December 1, 1994        3,282,109         $   656         $ 15,855       $   2,814       $  (496)         334,597    $  (2,627)

Exercise of employee
  stock options              35,658               8              158               -             -                -            -
Adjustment for
  foreign currency
  translation, net of
  $326,000 income tax             -               -                -               -           496                -            -
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options                         -               -               25               -             -                -            -
Purchase of shares                -               -                -               -             -          246,631       (1,860)
Shares issued for Stock
  Purchase Plan              10,813               2               85               -             -           (2,719)          22
Dividend related to
  Resources rights
  offering (Note 1)               -               -                -            (582)            -                -            -
10% stock dividend                -               -             (202)         (2,115)            -         (291,399)       2,314
Shares issued for
  Incentive Bonus Plan,
  directors' fees
  and retirement                  -               -              (79)              -             -          (26,679)         207
Net loss                          -               -                -          (1,495)            -                -            -
                         ----------         -------         --------         -------          ----         --------      -------

Balances,
  November 30, 1995       3,328,580             666           15,842          (1,378)           -0-         260,431       (1,944)

Exercise of employee
  stock options             161,433              32              948               -             -           43,800         (370)
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options                         -               -              102               -             -                -            -
Purchase of shares                -               -                -               -             -           86,100         (579)
Shares issued for oil and
  gas properties                  -               -               31               -             -          (30,000)         223
Shares issued for Stock
  Purchase Plan               9,902               2               51               -             -           (2,492)          18
Shares issued for
  Incentive Bonus Plan and
  directors' fees                 -               -              (22)              -             -          (13,270)          96
Income tax benefit of
  loss carryforwards
  arising prior to
  quasi-reorganization            -               -              409               -             -                -            -
Net earnings                      -               -                -           2,098             -                -            -
                         ----------         -------         --------         -------          ----         --------      -------

Balances,
  November 30, 1996       3,499,915             700           17,361             720            -0-         344,569       (2,556)
                         ----------         -------         --------         -------          ----         --------      -------

                                                                                                                      (continued)

                             COLUMBUS ENERGY CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Three Years Ended November 30, 1997

                                                                                          Cumulative
                                                                            Retained       Foreign
                                 Common Stock              Additional       Earnings       Currency            Treasury Stock
                            -----------------------         Paid-In       (Accumulated    Translation        ------------------
                            Shares           Amount         Capital          Deficit)     Adjustments        Shares      Amount
                            ------           ------        ----------     ------------    -----------        ------      ------
                                                           (dollar amounts in thousands)
Exercise of employee
  stock options              99,233         $    20         $    548         $    -         $    -           13,333      $  (131)
Purchase of shares                -               -                -              -              -          158,014       (1,381)
Shares issued for Stock
  Purchase Plan               6,996               1               62              -              -           (1,762)          12
Shares issued for
  Incentive Bonus Plan
  and directors' fees             -               -               (7)             -              -          (13,451)         105
Shares issued under
  five-for-four stock
  split                     885,924             177             (178)             -              -          107,808            -
Tax benefit of disqualifying
  disposition of incentive
  stock options                   -               -               76              -              -                -            -
Income tax benefit of
  loss carryforwards
  arising prior to
  quasi-reorganization            -               -              262              -              -                -            -
Net earnings                      -               -                -          2,167              -                -            -
                         ----------         -------         --------         -------          ----         --------      -------

Balances,
  November 30, 1997       4,492,068         $   898          $18,124        $ 2,887          $  -0-         608,511      $(3,951)
                         ==========         =======         ========         ======           ====         ========      =======


The accompanying notes are an integral part of these consolidated financial statements.


                                 COLUMBUS ENERGY CORP.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended November 30,
                                                          ----------------------------------
                                                          1997           1996           1995
                                                          ----           ----           ----
                                                                    (in thousands)

Net earnings (loss)                                    $ 2,167       $ 2,098         $(1,495)
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation, depletion, and
     amortization                                        3,295         2,835           2,757
    Impairments and loss on asset dispositions           2,179           165           3,055
    Deferred income tax provision                        1,328         1,148            (576)
    Exploration expense, noncash portion                     -             -              69
    Other                                                  163            94             110

Changes in operating assets and liabilities:
    Accounts receivable                                 (1,554)         (358)            411
    Other current assets                                    21           (38)             40
    Accounts payable                                       352           (22)            147
    Undistributed oil and gas production receipts          339          (294)            (89)
    Accrued production and property taxes                   (4)          (80)            (35)
    Prepayments from joint interest owners                 307            69            (264)
    Income taxes payable (receivable)                        9            41             (32)
    Other current liabilities                               36           (20)           (169)
                                                       -------        -------        -------

    Net cash provided by operating activities            8,638          5,638          3,929
                                                       -------        -------        -------
Cash flows from investing activities:
    Proceeds from sale of assets                         1,005           606              34
    Proceeds from sale of Resources
      common stock, net of cash                              -             -           4,075
    Additions to oil and gas properties                 (8,172)       (6,863)         (4,144)
    Additions to other assets                             (127)          (63)            (84)
                                                       -------        ------         -------
    Net cash used in investing activities               (7,294)       (6,320)           (119)
                                                       -------        ------         -------
Cash flows from financing activities:
    Proceeds from long-term debt                         3,000         3,400           2,090
    Reduction in long-term debt                         (3,000)       (2,800)         (4,690)
    Proceeds from exercise of stock options                498           643             209
    Purchase of treasury stock                          (1,381)         (579)         (1,830)
    Other                                                    -             -              (2)
                                                       -------        ------         -------
    Net cash provided by (used in)
      financing activities                                (883)           664          (4,223)
                                                       -------        -------         -------
    Effect of exchange rate on cash                          -              -               8
                                                       -------        -------         -------
Net decrease in cash and cash equivalents                  461            (18)           (405)
Cash and cash equivalents at beginning of year           1,396          1,414           1,819
                                                       -------         ------         -------
Cash and cash equivalents at end of year               $ 1,857        $ 1,396         $ 1,414
                                                       =======        =======         =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                         $   182        $   250         $   214
                                                       =======        =======         =======
      Income taxes (net of refunds)                    $    91        $    41         $    82
                                                       =======        =======         =======

Supplemental disclosure of non-cash investing and financing activities:
    Non-cash compensation expense
      related to common stock                          $    98        $   114         $   162
                                                       =======        =======         =======
    Oil and gas property additions                     $     -        $   253         $   185
                                                       =======        =======         =======
    Use of loss carryforwards credited to
      additional paid-in-capital                       $   262        $   409         $     -
                                                       =======        =======         =======
    Dividend for Resources rights                      $     -        $     -         $   582
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

     Financial Instruments and Concentrations of Credit Risk
     -------------------------------------------------------

     The Company maintains demand deposit accounts with separate banks in Denver, Colorado. The Company also invests cash in the highest rated commercial paper of large U.S. companies, with maturities not over 30 days, which have minimal risk of loss. At November 30, 1997 and 1996 the Company had investments in commercial paper of $900,000 and $1,000,000, respectively. The carrying amount of long-term debt approximates fair value because the interest rate on this instrument changes with market interest rates.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Columbus as operator of jointly owned oil and gas properties, sells oil and gas production to relatively large U.S. oil and gas purchasers (see Note 3), and pays vendors for oil and gas services. The risk of non-payment by the purchasers, counter parties to the crude oil and natural gas swap agreements or joint owners is considered minimal. The Company does not obtain collateral from its oil and gas purchasers for sales to them. Joint interest receivables are subject to collection under the terms of operating agreements which provide lien rights to the operator.

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

                              COLUMBUS ENERGY CORP.

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

     Effective for the fourth quarter beginning September 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS-121"). This statement prescribes the accounting for the impairment of long-lived assets, such as oil and gas properties. An impairment loss is reported as a component of income from continuing operations. The Company recognizes an impairment loss when the carrying value exceeds the expected undiscounted future net cash flows of each property pool at which time the property pool is written down to the fair value. Fair value is estimated to be a discounted present value of expected future net cash flows with appropriate risk consideration.

                             COLUMBUS ENERGY CORP.

     The Company uses crude oil and natural gas hedges to manage price exposure. Realized gains and losses on the hedges are recognized in oil and gas sales as settlement occurs.

     The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1997 and 1996.

     Other Property and Equipment
     ----------------------------

     Other  property and  equipment  consists of office and computer  equipment.
Gains and losses from retirement or replacement of other properties and equipment are included in income. Betterments and renewals are capitalized. Maintenance and repairs are charged to operating expenses. Depreciation of other assets are provided on the straight line method over their estimated useful lives.

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

     Earnings Per Share
     ------------------

     Earnings per share is computed using the weighted average number of common shares outstanding. Stock options are included as common stock equivalents, when dilutive, using the treasury stock method. For 1996 common stock equivalents include shares issuable upon assumed exercise of dilutive stock options using the average price for primary shares and the much higher year end price for

                             COLUMBUS ENERGY CORP.

fully diluted shares. For 1995 and 1997 such common stock equivalents were not dilutive. Historical amounts have been adjusted for the 10% stock dividend distribution in 1995 and the five-for-four stock split in 1997.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces the calculation of Primary Earnings per Share with a calculation called Basic Earnings per Share and replaces Fully Diluted Earnings per Share with a calculation called Diluted Earnings per Share. The following table shows the impact that adoption of SFAS No. 128, as of December 1, 1994, would have had on the Company's reported earnings per share.

                                          For the year ended November 30,
                                          -------------------------------
                                           1997         1996        1995
                                           ----         ----        ----

Primary earnings (loss) per
  share (as reported)                     $0.55        $0.54      $(0.38)
Basic earnings (loss) per
  share (proforma)                         0.55         0.55       (0.38)

Fully diluted earnings (loss)
  per share (as reported)                   N/A         0.51         N/A
Diluted earnings (loss) per
  share (proforma)                         0.54         0.54       (0.38)

Accounting for Stock-Based Compensation
---------------------------------------

     The Financial Accounting Standards Board issued Statement No. 123 on the "Accounting for Stock-Based Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and is effective for the Company's 1997 fiscal year. The Company is using the alternative pro forma disclosures as provided.

New Accounting Pronouncement
----------------------------

     The Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997 and adoption of the statement is not anticipated to have a material impact on the Company's financial position and results of operations.

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

                   Capitalized Costs Relating to Oil and Gas
                             Producing Activities
                                (in thousands)

                                                       November 30,
                                                 ----------------------
                                                  1997            1996
                                                 -------        -------

       Proved properties                         $33,074        $27,156
       Unproved properties                           729            875
                                                 -------        -------

                                                  33,803         28,031

       Less accumulated depreciation,
         depletion, amortization and
         valuation allowance                     (14,175)       (11,519)
                                                 -------        -------

       Total net properties                      $19,628        $16,512
                                                 =======        =======


              COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                    EXPLORATION AND DEVELOPMENT ACTIVITIES
                                (in thousands)

                                        Year Ended November 30,
                           ----------------------------------------------
                            1997        1996               1995
                           ------      ------     -----------------------
                           United      United             United
                           States      States     Total   States   Canada

Property acquisition
  costs:
       Proved              $    -      $3,025     $1,443  $1,443   $    -
     Unproved                  508        976         85      85        -
Exploration costs              540        318        245     196       49
Development costs            9,043      3,115      2,843   2,771       72
                            ------     ------     ------  ------   ------

Total costs incurred       $10,091     $7,434     $4,616  $4,495   $  121
                           =======     ======     ======  ======   ======

                             COLUMBUS ENERGY CORP.

                RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                                (in thousands)

                                      Year Ended November 30,
                           ----------------------------------------------
                            1997        1996               1995
                           ------      ------     -----------------------
                           United      United             United
                           States      States     Total   States   Canada
                           ------      ------     -----   ------   ------

Sales                      $13,815    $10,572    $7,902   $7,269   $  633
Production (lifting)
  costs (a)                  3,107      3,016     2,591    2,343      248
Exploration expenses           540        318       245      196       49
Impairment of long-
  lived assets               2,179        165     3,055    3,055        -
Depreciation
  depletion and
  amortization (b)           3,194      2,703     2,543    2,410      133
                           -------    -------    ------   ------   ------
                             4,795      4,370      (532)    (735)     203

Imputed income tax           1,905      1,614      (138)    (209)      71
                           -------    -------    ------   ------   ------
Results of operations
  from producing
  activities
  (excluding overhead
  and interest
  incurred)                $ 2,890    $ 2,756    $ (394)  $ (526)  $  132
                           =======    =======    ======   ======   ======

(a) Production costs include lease operating expenses, production and property taxes

(b)  Amortization expense per equivalent barrel of production: 1997 - $3.91 1996
     - $3.86 1995 - $3.83

     For the years ended November 30, 1997, 1996 and 1995, the Company had the following customers who purchased production equal to more than 10% of its total revenues. The following table shows the amounts purchased by each customer.

                     1997                 1996                1995
              ------------------   ------------------   ------------------
              Amount   % Revenue   Amount   % Revenue   Amount   % Revenue
              ------   ---------   ------   ---------   ------   ---------

Customer A    $2,956     21.4%     $3,142      29.7%   $ 2,027      29.7%
Customer B     6,536     47.3       5,513      52.2      2,635      36.2
Customer C     1,395     10.1       1,212      11.5      1,046      14.4

     In the Company's judgment, termination by any purchaser under which its present sales are made would not have a material impact upon its ability to sell its production to another purchaser at similar prices.

                             COLUMBUS ENERGY CORP.

(4)  LONG-TERM DEBT

     The Company has a Credit Agreement ("Agreement") with Norwest Bank Denver, N.A. ("Bank") having a borrowing base of $10,000,000, which is subject to semi-annual redetermination for any increase or decrease. On October 23, 1996 the Credit Agreement was amended and restated to extend the revolving period and maturity date. The loan revolves until July 1, 1999 and then in its entirety converts to an amortizing term loan which matures July 1, 2003. The credit is collateralized by a first lien on oil and gas properties. The interest rate options are the Bank's prime rate or LIBOR plus 1 1/2%. In addition, a commitment fee of 1/4 of 1% of the average unused portion of the credit is payable quarterly.

     At November 30, 1997 outstanding borrowings on the revolving line of credit were $2,200,000 and the unused borrowing base available was $7,800,000. The $2,200,000 bears interest at LIBOR rate of 5.68% plus 1 1/2%.

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

     The scheduled payments of long-term debt are as follows (in thousands):

Year ending November 30,:


                         1998              $     -
                         1999                  183
                         2000                  550
                         2001                  550
                         2002 and after        917
                                           -------
                               Total       $ 2,200

                             COLUMBUS ENERGY CORP.

(5)    INCOME TAXES

       The provision (benefit) for income taxes consists of the following (in thousands):

                                           1997        1996        1995
                                           ----        ----        ----

       Current:
          Federal                        $   13       $    2      $   -
          Foreign (Canada)                    -            -         29
          State                              88           79         20
                                         ------       ------       ----
                                            101           81         49
                                         ------       ------       ----

       Deferred:
          Federal                           942          288       (612)
          Use of loss carryforwards         347          848          -
          Foreign (Canada)                    -            -         44
         State                               39           12         (8)
                                         ------       ------      -----
                                          1,328        1,148       (576)
                                         ------       ------      -----

       Total income tax
          (benefit) expense             $ 1,429       $1,229      $(527)
                                        =======       ======      =====

       The components of earnings (loss) before income taxes are (in thousands):

                                     1997            1996          1995
                                     ----            ----          ----

       U.S.                         $ 3,596        $ 3,327        $(2,231)
       Canada                             -              -            209
                                     ------         ------        -------

       Total                        $ 3,596        $ 3,327        $(2,022)
                                    =======        =======        =======

       Total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                      Percent of Pretax Earnings
                                     ----------------------------
                                     1997        1996        1995
                                     ----        ----        ----

       U.S. Statutory rate            34 %        34 %       (34)%
       Foreign taxes (Canada)          -           -           4
       State income taxes              2           6          (4)
       Change to post-1987
         carryforwards                 2           4          13
       Percentage depletion            -          (7)         (5)
       Foreign tax credit/deduction    -           -          (4)
       Other                           2           -           4
                                     ---         ---         ---

       Effective rate                 40 %        37 %       (26)%
                                     ===         ===         ===

                             COLUMBUS ENERGY CORP.

     The Company files a consolidated income tax return with its subsidiary and has executed a tax allocation agreement which provides for an allocation and payment of U.S. income taxes based upon each company's separate tax liability calculation.

     The net operating loss carryforwards and percentage depletion deductions are for U.S. tax purposes only. For Canadian income tax purposes, when the annual taxable income of Resources exceeded its available Canadian tax allowances and deductions for that year, current income taxes were provided and a tax liability recorded. Canadian taxes were currently payable in 1995. Consolidated U.S. income taxes are payable only when taxable income exceeds available U.S. net operating loss carryforwards and other credits.

     Pursuant to provisions enacted as part of the Tax Reform Act of 1986, utilization of these corporate tax carryforwards in any one taxable year is limited if a corporation experiences a 50% change of ownership. Columbus experienced such a change of ownership in October, 1987 effectively limiting the utilization of pre-change ownership net operating losses to approximately $900,000 in each subsequent year. Subsequent additional ownership changes accumulated to more than 50% by August 25, 1993 thereby causing a second ownership change to occur. The remaining post-1987 net operating loss carryforwards were fully utilized during fiscal 1996.

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS-109) requires the asset and liability approach be used to account for income taxes. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. U.S. tax assets (net of a valuation allowance) primarily result from net operating loss carryforwards, percentage depletion and certain accrued but unpaid employee benefits. U.S. deferred tax liabilities result from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes.

     Because of the Company's previous 1987 quasi-organization, SFAS-109 requires the Company to report the effect of its net deferred tax asset arising prior to December 1, 1987 as an increase in stockholders' equity rather than as an increase to net earnings.

                             COLUMBUS ENERGY CORP.

     During fiscal 1997, certain U.S. tax assets (shown in the table below) were utilized and the valuation allowance was decreased during the year by $26,000.

     The tax effect of significant temporary differences representing U.S. deferred tax assets and liabilities and changes were as follows (in thousands):

                                                        Current Year
                                                ---------------------------
                                      Dec. 1,   Stockholders'                   Nov. 30,
                                       1996        Equity        Operations      1997
                                      -------   -------------    ----------     --------

Deferred tax assets:
  Pre-1987 loss carryforwards         $1,361      $    -           $ (308)      $1,053
  Post-1987 loss carryforwards           596           -              (56)         540
  Percentage depletion
    carryforwards                      1,130           -              174        1,304
  State income tax loss
    carryforwards                         88           -               17          105
  Other                                  308           -               19          327
                                      ------       -----            -----       ------
            Total                      3,483           -             (154)       3,329
    Valuation allowance (long-term)   (1,469)        262(a)          (236)      (1,443)
                                      ------       -----            -----       ------
      Deferred tax assets              2,014         262             (390)       1,886
                                      ------       -----            -----       ------
  Tax benefit of disqualifying
    disposition of incentive
    stock options                          -          76(a)           (76)           -
                                      ------       -----           ------       ------

Deferred tax liabilities-
  Depreciation, depletion and
    amortization and other            (2,013)           -            (862)      (2,875)
                                      ------        -----          ------       ------

    Net tax asset (liability)         $    1        $ 338         $(1,328)      $ (989)
                                      ======        =====         =======       ======

------------------------
(a)  Credited to additional paid-in capital.

     The Company has approximate net operating loss carryforwards (in thousands) available at November 30, 1997 as follows:

                                                Net
            Expiration Year               Operating loss
            ---------------               --------------

                  1999                          $1,808
                  2000                             903
                  2001                             387
                  2010                           1,589
                                               -------
                                               $ 4,687
                                               =======

                             COLUMBUS ENERGY CORP.

     For U.S. Alternative Minimum Tax purposes the Company had net operating loss carryforwards of approximately $5,848,000 as of November 30, 1997. The Company also has percentage depletion carryforwards of $2,908,000 which do not expire. State income tax operating loss carryforwards of approximately $1,730,000 are available at November 30, 1997.

     The earnings before income taxes for financial statements differed from taxable income as follows (in thousands):

                                                1997         1996        1995
                                                ----         ----        ----

Earnings (loss) before income taxes
  per financial statements                    $ 3,596      $ 3,327     $(2,022)

Differences between income
  before taxes for financial
  statement purposes and
  taxable income:
  Intangible drilling costs
    deductible for taxes                       (6,158)      (1,520)     (3,125)
  Excess of book over tax
    depletion, depreciation
    and amortization                            1,683          754         607
  Disqualifying disposition of
    incentive stock options                      (200)        (273)        (88)
  Impairment expense                            1,843          165       3,055
  Lease abandonments                              (13)        (117)       (258)
  Dividend of rights of Resources                   -            -         234
  Other                                           153          (95)         72
                                              -------      -------      ------
Federal taxable income                        $   904      $ 2,241     $(1,525)
                                              =======      =======     =======

     Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryfor ward period. Based upon the proved reserves as of November 30, 1997 as well as contemplated drilling activities, but excluding revenues from any possible future increase in proved reserves, management believes that taxable income during the carryforward period will be sufficient to partially utilize the NOL's before they expire. Of the total valuation allowance of $1,443,000 as of November 30, 1997, $736,000 relates to pre-quasi-reorganization tax assets and the balance of $707,000 relates to post-quasi- reorganization tax assets. In future periods, reduction of the pre-quasi-reorganization portion of the valuation allowance will be credited to additional paid-in capital and reduction of the post-quasi-reorganization portion of the valuation allowance will be credited to income.

                             COLUMBUS ENERGY CORP.

     Estimates of future taxable income are subject to continuing review and change because oil and gas prices fluctuate, proved reserves are developed or new reserves added as a result of future drilling activities, and operation and management services revenue and expenses vary. A minimum level of $9,000,000 of future taxable income will be necessary to enable the Company to fully utilize the net operating loss carryforwards and realize the gross deferred tax assets of $3,329,000. This level of income can be achieved using the value of proved reserves reported in the year end November 30, 1997 standardized measure of net cash flows but this does not give total assurance that sufficient taxable income will be generated for total utilization because of the volatility inherent in the oil and gas industry which makes it difficult to project earnings in future years due to the factors mentioned above. During 1997 the valuation allowance was decreased by $262,000 related to pre-quasi- reorganization tax assets and increased by $236,000 for post-quasi- reorganization assets. During 1996 the valuation allowance was decreased by $409,000 related to pre-quasi-reorganization tax assets and increased by $141,000 for post-quasi-reorganization tax assets. During 1995 the valuation allowance was increased $96,000.

(6)  RELATED PARTY TRANSACTIONS

     Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $255,000 for fiscal 1997, $296,000 for fiscal 1996 and $213,000 for the nine months in 1995 following the divestiture of Resources.

(7)  CAPITAL STOCK

     The shares and prices of stock options in this note have been adjusted to reflect the five-for-four stock split in 1997 and 10% stock dividends in fiscal 1995 and 1994.

     Columbus has several stock option plans with outstanding options for the benefit of all employees. Under the 1985 Plan, options for 75,344 shares were exercisable at November 30, 1997. No additional options may be granted under the 1985 Plan. At November 30, 1996, 91,789 shares were exercisable.

     Under the 1995 Plan, as of November 30, 1997, 41,555 option shares remained available for granting, and options for 300,490 shares were exercisable. Options may be exercised for a period determined at grant date but not to exceed five years. Options are vested in three equal annual amounts from grant date or each part may be exercised immediately for each twelve-month period the optionholder

                             COLUMBUS ENERGY CORP.

has been an employee of the Company. At November 30, 1996, 176,305 shares were available for granting, and options for 225,543 shares were exercisable.

     The Board of Directors has granted non-qualified stock options of which there were 117,025 exercisable at November 30, 1997 and 115,245 shares were exercisable at November 30, 1996.

     On December 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company elected to continue to measure compensation costs for these plans using the current method of accounting under Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Columbus stock on the date of grant. Had compensation cost for the Company's stock option plans been determined using the fair-value method in SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                        1997          1996
                                        ----          ----
                                (thousands except per share amounts)

     Net Income
          As reported                  $2,167        $2,098
          Pro forma                    $1,968        $1,897

     Earnings per share (primary)
          As reported                  $  .55        $  .54
          Pro forma                    $  .50        $  .49

                             COLUMBUS ENERGY CORP.

     Options are granted at 100% of fair market value on date of grant. The following table is a summary of stock option transactions for the three years ended November 30, 1997:

                                1997               1996              1995
                          ----------------   ----------------  ----------------
                                  Weighted-          Weighted-         Weighted-
                                   Average            Average           Average
                                  Exercise           Exercise          Exercise
                           Shares   Price     Shares   Price    Shares   Price
                          -------- -------   -------- -------  -------- -------
                                          (options in thousands)
Shares under option at
  beginning of year          445    $6.22       353    $5.77      421    $6.21
Granted                      174     8.12       307     5.80      228     5.48
Exercised                   (110)    5.17      (202)    4.86      (50)    3.55
Surrendered or expired        (3)    7.30       (13)    5.38     (246)    6.60
                            ----               ----              ----

Shares under option at
  end of year                506     7.09       445     6.22      353     5.77
                            ====               ====              ====
Options exercisable
  at November 30             493     7.01       433     6.22      324     5.75
Shares available for
  future grant at end
  of year                     42                176               275
Weighted-average fair value
  of options granted during
  the year                          $2.24              $1.32               N/A

     The following table summarizes information about the Company's stock options outstanding at November 30, 1997:

                        Options Outstanding              Options Exercisable
                -----------------------------------    ----------------------
                              Weighted-
                  Options      Average     Weighted-     Options     Weighted-
   Range of     Outstanding   Remaining     Average    Exercisable    Average
   Exercise      at Year     Contractual   Exercise      at Year     Exercise
    Prices         End       Life (Years)    Price         End        Price
   --------     -----------  -----------   --------    -----------   --------
                             (options in thousands)

$5.15 - $5.90        88         1.3         $ 5.55          87         $ 5.56
$6.00 - $6.77       183         2.6           6.36         183           6.36
$7.80 - $8.63       235         3.5           8.22         223           8.22
                    ---         ---         ------         ---         ------

$5.15 - $8.63       506         2.8           7.09         493          7.06
                    ===         ===         ======         ===         ======

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            1997           1996
                                            ----           ----

Expected option life - years                2.36           1.81
Risk-free interest rate                     6.08%          5.64%
Dividend yield                              0   %          0   %
Volatility                                 30.60%         23.14%

                             COLUMBUS ENERGY CORP.

     As of August 1, 1995, the Board of Directors authorized an exchange of new stock option grants at the closing price ($6.625) on that date which equaled 80% of all previously granted stock options. These could be surrendered at the election of the holder provided that the holder previously had his monthly salary reduced as a part of the downsizing and administrative cost reduction program. Share options in the amount of 170,521 granted at prices from $5.87 to $8.47 were canceled and 66,015 share options were reissued as of August 1, 1995 and 70,400 non-statutory share options were reissued on February 5, 1996 at the fair market value of the Company's shares on that date.

     On October 28, 1992, the Board of Directors approved an Employee Stock Purchase Plan ("Plan") to begin January 1, 1993, which was approved by the shareholders at the 1993 annual meeting. Under the Plan a total of 220,000 shares were reserved from authorized unissued common stock from which payments by participants into the Plan will be utilized to purchase shares and the Company will contribute an amount of shares equivalent to 25% of those payments which will be issued out of the Company's treasury stock as vesting occurs semi-annually. For the fiscal years 1997 and 1996 total matching contributions of $15,000 and $13,000, respectively, were accrued as an expense by the Company. The price of the issued shares equals the average trading price during each six month purchase period or the ending price, whichever is less. During fiscal 1996 a total of 12,394 shares were purchased (2,492 shares from treasury stock as the Company's contribution of 25%) at an average cost of $7.32 per share. During fiscal 1997 a total of 8,758 shares were purchased (1,762 shares from treasury stock for the Company contribution of 25%) at an average cost of $8.58 per share.

     The Company has been authorized by the Board of Directors to repurchase its common shares from the market at various prices during the last several years. Those repurchases are summarized as follows:

                                Shares
       Fiscal year     -------------------------     Average
       repurchased     As purchased     Restated*     price*
       -----------     -------------------------     -------

          1995            243,200        247,730      $7.33
          1996             86,100        107,625      $5.33
          1997            158,000        179,875      $7.61

       *Restated for stock split and stock dividends

                             COLUMBUS ENERGY CORP.

     As of November 30, 1997 a total of 143,000 shares remained out of the most recent authorization which may be repurchased at a price not to exceed $8.875 per share. As of January 31, 1998, 49,650 of those shares have been acquired at an average price of $8.60 per share.

(8)  COMMITMENTS AND CONTINGENT LIABILITIES

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

     Lease - In June 1991, Columbus executed a lease for office space for its present building which provides for monthly payments of $11,123, plus inflationary adjustments to an annual base operating expense, for a period of 60 months from October 1991 through October 1996. The total rent expense for 1997, 1996 and 1995 was approximately $161,000, $133,000 and $126,000, respectively.
Columbus has renewed the lease for an additional two years through September 1998 at a base rate of $13,536 per month. Future rental payments, without regard to operating cost adjustments, required under this lease as of November 30, 1997 are $135,000 for fiscal year 1998.

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

     The separation pay policy of Columbus includes a retirement provision. Officers and employees may retire at age 65, or older, and at the discretion of the Board of Directors be paid retirement compensation based upon the length of service and last year's average compensation. Such compensation has been approved for three individuals who have reached age 65. As of November 30, 1997 the accrued liability totals $201,000 which may change in future years until their retirement as compensation and length of service with Columbus changes. The total obligation is unfunded and payment upon an individual's retirement will be made from working capital. The total expense accrued was $23,000 and $16,000 in 1997 and 1996, respectively.

                             COLUMBUS ENERGY CORP.

     In prior years Columbus has hedged both natural gas and crude oil prices by selling a "swap". The swap is matched against the calendar monthly average price on the NYMEX and settled monthly. Revenues are decreased when the market price at settlement exceeded the contract swap price or increased when the contract swap price exceeded the market price. The following table shows the results of these swaps:

                                                    Increase (decrease) in
                                                     oil and gas revenues
                     Volume                         ----------------------
Description          per mo.       Period        1997         1996        1995
-----------          -------       ------        ----         ----        ----
                 (Mmbtu or bbl)
Natural Gas
-----------

$2.20/Mmbtu           60,000     3/97-10/97    $(86,400)
Futures Contracts     60,000    10/96-11/96               $  42,000
$1.74 & $1.88/Mmbtu  120,000     4/96-11/96               $(560,000)
$2.12/Mmbtu          100,000    12/94- 4/95                             $283,900

Crude Oil
---------

$21.17/bbl            10,000    11/96-10/97    $  8,900   $ (23,800)
$17.25/bbl with
  $19.50/bbl cap      10,000     1/96-12/96    $(22,500)  $(232,300)

     The Company's natural gas and crude oil swaps were considered financial instruments with off-balance sheet risk which were in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involved, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had no natural gas or crude oil swaps outstanding as of November 30, 1997.

     The Company is not aware of any events of noncompliance in its operations with any environmental laws and regulations nor of any material potential contingencies related to environmental issues. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted with applicable jurisdictions.

     The litigation expenses in 1995 relate to two lawsuits. The first, Michael Mattalino, Bruce L. Davis and Maris E. Penn vs. Columbus Energy Corp. filed on April 23, 1993 was settled by agreement in September 1994. The second, Porter Farrell II vs. Columbus Energy Corp. filed October 14, 1993 had Columbus' motion for summary judgment granted on April 12, 1995 and the lawsuit was dismissed.

                             COLUMBUS ENERGY CORP.

(9)  DEFINED CONTRIBUTION PENSION PLAN

     The Company has a qualified defined contribution 401(k) plan covering all employees. The Company matches, at its discretion, a portion of a participant's voluntary contribution up to a certain maximum amount of the participant's compensation. The Company's contribution expense was approximately $95,000, $90,000, and $101,000 in the fiscal years 1997, 1996 and 1995, respectively.

                             COLUMBUS ENERGY CORP.

(10)  INDUSTRY SEGMENTS

     The Company operates primarily in two business segments of (1) oil and gas exploration and development, and (2) providing services as an operator, manager and gas marketing advisor.

     Summarized financial information concerning the business segments is as follows:

                                                               1997           1996          1995
                                                               ----           ----          ----
                                                                        (in thousands)

Operating revenues from unaffiliated services (a):
     Oil and gas                                              $13,788         $10,617     $ 7,927
     Services                                                   1,308           1,198       1,473
                                                              -------         -------     -------

          Total                                               $15,096         $11,815     $ 9,400
                                                              =======         =======     =======

Depreciation, depletion and amortization (b):
     Oil and gas                                              $ 3,238         $ 2,763     $ 2,638
     Services                                                      57              72         119
                                                              -------         -------     -------

          Total                                               $ 3,295         $ 2,835     $ 2,757
                                                              =======         =======     =======

Operating income (loss):
     Oil and gas                                              $ 4,714(c)      $ 4,339(c)  $  (870)(c)
     Services                                                     424             249         337
     General corporate expenses                                (1,372)           (999)     (1,278)
                                                              -------         -------     -------

          Total operating income                                3,766           3,589      (1,811)
Interest expense and other                                        170             262         211
                                                              -------         -------     -------

          Earnings before income taxes                        $ 3,596         $ 3,327     $(2,022)
                                                              =======         =======     =======

Identifiable assets (b):
     Oil and gas                                              $21,917         $18,910     $15,238
     Services                                                   4,218           2,715       3,083
     Other corporate                                                -               -           -
                                                              -------         -------     -------

          Total                                               $26,135         $21,625     $18,321
                                                              =======         =======     =======

Additions to property and equipment:
     Oil and gas                                              $ 9,671         $ 7,167     $ 4,423
     Services                                                       7              12          31
                                                              -------         -------     -------

          Total                                               $ 9,678         $ 7,179     $ 4,454
                                                              =======         =======     =======

(a) Approximately $105,000 of inter-segment revenues are included in service revenues in 1995 and are offset by the same amounts in oil and gas operating expenses.

(b) Other property and equipment have been allocated above to the oil and gas and services segment based upon the estimated proportion the property is used by each segment. Therefore, depletion, depreciation and amortization and identifiable assets do not match the functional allocations in Note 3 to the consolidated financial statements.

(c) Includes non-cash impairment loss of $2,179,000 in 1997, $165,000 in 1996 and $3,055,000 in 1995.

                             COLUMBUS ENERGY CORP.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The Company must apply this statement no later than its fiscal year ending November 30, 1999. SFAS No. 131 requires disclosing segment information using the "management approach" and replaces the "industry segment" approach presented above using Statement No. 14. The segment information presented is not expected to materially change when SFAS No. 131 is adopted.

     The Company conducted its foreign operations in Canada until February 1995 through its wholly-owned subsidiary, CEC Resources Ltd.

     Summarized financial information concerning the foreign operations which is included in the preceding table is as follows:

                                                              1995
                                                              ----
                                                         (in thousands)
Operating revenues from unaffiliated services (a):
    Oil and gas                                             $   639
    Services                                                    150
                                                            -------
          Total                                             $   789
                                                            =======

Depreciation, depletion and
  amortization:
    Oil and gas                                             $   116
    Services                                                     17
                                                            -------
          Total                                             $   133
                                                            =======

Operating income:
    Oil and gas                                             $   225
    Services                                                    106
    General corporate expenses                                 (121)
                                                            -------
          Total operating income                                210

Interest expense and other                                        1
                                                            =======

    Earnings before income taxes                            $   209
                                                            =======

Identifiable assets:
    Oil and gas                                             $     -
    Services                                                      -
                                                            -------
          Total                                             $     -
                                                            =======

Additions to property and equipment:
    Oil and gas                                             $    45
    Services                                                     27
                                                            -------
          Total                                             $    72
                                                            =======

(a) Approximately $105,000 of inter-segment revenues are included in services revenues in 1995 and are offset by the same amounts in oil and gas operating expenses.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COLUMBUS ENERGY CORP.
                                         ---------------------------------
                                                 (Registrant)


Date:      February 19, 1998        By: /s/ Harry A. Trueblood, Jr.
        -----------------------             ------------------------------
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

       Signature                     Title                            Date
       ---------                     -----                            ----

                          Principal Executive Officer

                                 Chairman of the Board,
                                 President, and Chief
/s/ Harry A. Trueblood, Jr.      Executive Officer                    2/19/98
    -------------------------
    Harry A. Trueblood, Jr.

                            Chief Operating Officer

                                 Executive Vice President
/s/ Clarence H. Brown            and Chief Operating Officer          2/19/98
    -------------------------
    Clarence H. Brown

                   Principal Accounting and Financial Officer


/s/ Ronald H. Beck               Vice President                       2/19/98
    -------------------------
    Ronald H. Beck

                         Majority of Board of Directors


/s/ Harry A. Trueblood, Jr.      Director                             2/19/98
    -------------------------
    Harry A. Trueblood, Jr.


/s/ Clarence H. Brown            Director                             2/19/98
    -------------------------
    Clarence H. Brown


/s/ J. Samuel Butler             Director                             2/19/98
    -------------------------
    J. Samuel Butler


/s/ William H. Blount, Jr.       Director                             2/19/98
    -------------------------
    William H. Blount, Jr.