Form 10-Q
period 1998-02-28
COLUMBUS ENERGY CORP
filed 1998-04-14
CIK 823975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         February 28, 1998
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ____________________

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at April 10, 1998
-----------------------------           -----------------------------
Common stock, $.20 par value                         4,242,185

                             COLUMBUS ENERGY CORP.

                                     INDEX


                                                                        PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                February 28, 1998 and November 30, 1997                  3

              Consolidated Statements of Operations -
                Three Months Ended February 28, 1998 and 1997            5

              Consolidated Statement of Stockholders' Equity -
                Three Months Ended February 28, 1998                     6

              Consolidated Statements of Cash Flows -
                Three Months Ended February 28, 1998 and 1997            7

              Notes to the Financial Statements                          9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations        17

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                      25

     Items 2-5.  Not Applicable

     Item 6.     Exhibits and Reports on Form 8-K                       25

     Signatures                                                         26

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             COLUMBUS ENERGY CORP.

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                             February 28,    November 30,
                                                 1998            1997
                                             ------------    ------------
                                             (unaudited)
                                                    (in thousands)

Current assets:
  Cash and cash equivalents                    $  1,285        $  1,857
  Accounts receivable:
    Joint interest partners                       1,850           1,932
    Oil and gas sales                             1,526           2,054
    Allowance for doubtful accounts                (116)           (116)
  Inventory of oil field equipment,
    at lower of average cost or market               98             102
  Other                                              41              82
                                                -------         -------

        Total current assets                      4,684           5,911
                                                -------         -------

Deferred income taxes (Note 3)                      136               -

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                              32,356          33,803
  Other property and equipment                    1,765           2,053
                                                -------         -------

                                                 34,121          35,856
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                    (16,380)        (15,632)
                                                -------         -------

        Net property and equipment               17,741          20,224
                                                -------         -------

                                               $ 22,561        $ 26,135
                                               ========        ========

                                                                 (continued)

                                COLUMBUS ENERGY CORP.

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                               February 28,     November 30,
                                                   1998             1997
                                               ------------     ------------
                                                (unaudited)
                                                       (in thousands)
Current liabilities:
  Accounts payable                              $   1,749        $   3,023
  Undistributed oil and gas
   production receipts                                 52              393
  Accrued production and property taxes               297              551
  Prepayments from joint interest owners              332              565
  Accrued expenses                                    366              377
  Income taxes payable (Note 3)                        59               42
  Deferred income taxes (Note 3)                      197              201
  Other                                                15               37
                                                   ------           ------

        Total current liabilities                   3,067            5,189
                                                   ------           ------

Long-term bank debt (Note 2)                        3,300            2,200
Deferred income taxes (Note 3)                          -              788

Commitments and contingent liabilities (Notes 4 and 5)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                   -                -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,548,744 in 1998, and 4,492,068 in 1997
    (outstanding 4,248,715 in 1998 and
    3,883,557 in 1997)                                910              898
  Additional paid-in capital                       18,967           18,124
  Retained earnings (accumulated deficit)          (1,662)           2,887
                                                   ------           ------
                                                   18,215           21,909
  Less: Treasury stock at cost
          300,029 shares in 1998 and
          608,511 shares in 1997                   (2,021)          (3,951)
                                                   ------           ------
        Total stockholders' equity                 16,194           17,958
                                                   ------           ------
                                                $  22,561        $  26,135
                                                   ======           ======


The accompanying notes are an integral part of these consolidated financial statements.

                                COLUMBUS ENERGY CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                             Three Months Ended February 28,
                                            ---------------------------------
                                              1998                     1997
                                            --------                 --------
                                           (in thousands, except per share data)
Revenues:
  Oil and gas sales                         $  2,837                 $  3,765
  Operating and management
    services                                     308                      276
  Interest and other income                       42                       37
                                            --------                 --------
       Total revenues                          3,187                    4,078
                                            --------                 --------

Costs and expenses:
  Lease operating expenses                       560                      518
  Property and production taxes                  260                      321
  Operating and management
    services                                     271                      197
  General and administrative                     287                      338
  Depreciation, depletion and
    amortization                               1,005                      753
  Impairments                                  2,816                        -
  Exploration expense                            263                       62
  Litigation expense (Note 4)                      -                        7
                                            --------                 --------
      Total costs and expenses                 5,462                    2,196
                                            --------                 --------

      Operating income (loss)                 (2,275)                   1,882
                                            --------                 --------

Other (income) expenses:
  Interest                                        43                       35
  Other                                           32                        3
                                            --------                 --------
                                                  75                       38
                                            --------                 --------
      Earnings (loss) before
        income taxes                          (2,350)                   1,844

Provision (benefit) for income taxes
  taxes (Note 3)                                (893)                     701
                                            --------                 --------
      Net earnings (loss)                   $ (1,457)                $  1,143
                                            ========                 ========

Earnings (loss) per share (Note 7):
  Basic                                     $   (.34)                $    .26
                                            ========                 ========
  Diluted                                   $   (.34)                $    .26
                                            ========                 ========

Average number of common shares
 and common equivalent shares outstanding:
  Basic                                        4,258                    4,361
                                            ========                 ========
  Diluted                                      4,262                    4,463
                                            ========                 ========


The accompanying notes are an integral part of these consolidated financial statements.


                                 COLUMBUS ENERGY CORP.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Three Months Ended February 28, 1998
                                      (Unaudited)


                                                                                Retained
                                    Common Stock               Additional       Earnings                    Treasury Stock
                            --------------------------          Paid-in       (Accumulated              -------------------------
                             Shares            Amount           Capital          deficit)               Shares            Amount
                            ---------         --------          --------         --------               -------          --------
                                                            (dollar amounts in thousands)

Balances,
  December 1, 1997          4,492,068          $   898           $18,124          $ 2,887               608,511          $(3,951)

Exercise of employee
  stock options                52,740               11               304                -                22,357             (193)
Purchase of shares                  -                -                 -                -                56,650             (482)
Shares issued for Stock
  Purchase Plan                 3,936                1                33                -                  (995)               7
10% stock dividend                  -                -               492           (3,092)             (386,494)           2,598
Tax benefit of disqualifying
  disposition of incentive
  stock options                     -                -                14                -                     -                -
Net loss                            -                -                 -           (1,457)                    -                -
                            ---------          -------           -------          -------              --------          -------
Balances,
  February 28, 1998         4,548,744          $   910           $18,967          $(1,662)              300,029          $(2,021)
                            =========          =======           =======          =======              ========          =======


            The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months Ended February 28,
                                                 -------------------------------
                                                    1998                  1997
                                                 ---------              --------
                                                          (in thousands)

Net earnings (loss)                               $(1,457)              $ 1,143

Adjustments to reconcile net earnings
  (loss)to net cash provided by
  operating activities:
    Depreciation, depletion, and
      amortization                                  1,005                   753
    Impairments                                     2,816                     -
    Deferred income tax provision
      (benefit)                                      (914)                  627
    Other                                              21                    14
Net change in operating assets and
  liabilities                                         (98)                 (366)
                                                 --------               -------
        Net cash provided by
          operating activities                      1,373                 2,171
                                                 --------               -------

Cash flows from investing activities:
  Additions to oil and gas properties              (2,749)               (1,163)
  Additions to other assets                            32                     -
                                                 --------               -------
        Net cash used in
          investing activities                     (2,717)               (1,163)
                                                 --------               -------

Cash flows from financing activities:
  Proceeds from long-term debt                      1,300                     -
  Reduction in long-term debt                        (200)                 (900)
  Proceeds from issuance of
    common stock                                      156                   235
  Purchase of treasury stock                         (482)                 (131)
  Other                                                (2)                    -
                                                 --------               -------
        Net cash provided by (used in)
          financing activities                        772                  (796)
                                                 --------               -------

Net increase (decrease) in cash and
  cash equivalents                                   (572)                  212
Cash and cash equivalents at
  beginning of period                               1,857                 1,396
                                                   ------               -------
Cash and cash equivalents at
  end of period                                   $ 1,285              $  1,608
                                                   ======               =======


                                                                     (continued)

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)



                                                 Three Months Ended February 28,
                                                 -------------------------------
                                                    1998                  1997
                                                  -------              ---------
                                                         (in thousands)

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                    $    40              $     48
                                                   ======               =======
      Income taxes                                $     4              $      -
                                                   ======               =======

Supplemental disclosure of non-cash
  investing and financing activities                None                  None







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

      The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of managements' estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of February 28, 1998 and November 30, 1997, the results of its operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Hedging activities are included in cash flow from operations in the cash flow statements.

      When the Company uses crude oil and natural gas swaps to manage price exposure, realized gains and losses on the swaps are recognized in oil and gas sales as settlement occurs.

     The Company adopted Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") effective for the 1998 fiscal year. Prior period earnings per share data presented has been restated to conform with the provisions of SFAS No. 128. The purpose of SFAS No. 128 is to simplify the computation of earnings per share. The new standard replaces the calculation of "primary earnings per share" with a calculation called "basic earnings per share" and redefines "diluted earnings per share".

      Earnings per share are computed using the weighted average number of common shares outstanding. Stock options are included as common stock equivalents, when dilutive, using the treasury stock method. Common stock equivalents include shares issuable upon assumed exercise of dilutive stock options using the average price for diluted shares. Historical average number of shares outstanding and earnings per share have been adjusted for the five-for-four stock split distributed June 16, 1997 to shareholders of record as of May 27, 1997 and the 10% stock dividend distributed March 9, 1998 to shareholders of record as of February 23, 1998.

                             COLUMBUS ENERGY CORP.

                                  (Unaudited)


      Financial Instruments and Concentrations of Credit Risk

      The Company maintains demand deposit accounts with separate banks in Denver, Colorado. The Company also invests cash in the highest rated commercial paper of large U.S. companies, with maturities not over 30 days, which have minimal risk of loss. At February 28, 1998 and November 30, 1997 the Company had investments in commercial paper of $1,400,000 and $900,000, respectively. The carrying amount of long-term debt approximates fair value because the interest rate on this instrument changes with market interest rates.

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Columbus as operator of jointly owned oil and gas properties, sells oil and gas production to relatively large U.S. oil and gas purchasers and pays vendors for oil and gas services. The risk of non-payment by the purchasers, counter parties to the crude oil and natural gas swap agreements or joint owners is considered minimal. The Company does not obtain collateral from its oil and gas purchasers for sales to them. Joint interest receivables are subject to collection under the terms of operating agreements which provide lien rights to the operator.

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

                             COLUMBUS ENERGY CORP.

                                  (Unaudited)


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

      The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1997 and February 28, 1998.

     Other Property and Equipment

     Other  property and  equipment  consists of office and computer  equipment.
Gains and losses from retirement or replacement of other properties and equipment are included in income. Betterments and renewals are capitalized. Maintenance and repairs are charged to operating expenses. Depreciation of other assets is provided on the straight line method over their estimated useful lives.

     Accounting for Stock-Based Compensation

     The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and was effective for the Company's 1997 fiscal year. The Company uses the alternative pro forma annual disclosures as permitted in the Standard.

     New Accounting Pronouncements

     The Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses)

                             COLUMBUS ENERGY CORP.

                                  (Unaudited)

in a full set of general-purpose financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997 and adoption of the statement is not anticipated to have a material impact on the Company's financial position and results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The Company must apply this statement no later than its fiscal year ending November 30, 1999. SFAS No. 131 requires disclosing segment information using the "management approach" and replaces the "industry segment" approach using Statement No. 14. The segment information previously presented is not expected to materially change when SFAS No. 131 is adopted.

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

     The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Tax assets (net of a valuation allowance) primarily result from net operating loss carryforwards, percentage depletion and certain accrued but unpaid employee benefits. Deferred tax liabilities result from the recognition of deprecia tion, depletion and amortization in different periods for financial reporting and tax purposes.

                             COLUMBUS ENERGY CORP.

                                  (Unaudited)


      Because of the Company's previous 1987 quasi-reorganization, the Company is required to report the effect of its net deferred tax asset arising prior to December 1, 1987 as an increase in stockholders' equity rather than as an increase to net earnings.

      The provision (benefit) for income taxes consists of the following (in thousands):

                                             Three Months Ended February 28,
                                             -------------------------------
                                               1998                  1997
                                             --------             ----------
Current:
      Federal                                $    1                $   18
      State                                      20                    56
                                              -----                 -----
                                                 21                    74
                                              -----                 -----

Deferred:
      Federal                                  (878)                  452
      Use of loss carryforwards                   1                   156
      State                                     (37)                   19
                                              -----                 -----
                                               (914)                  627
                                              -----                 -----

  Total income tax (benefit) expense         $ (893)               $  701
                                             ======                ======


     The total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                       Percent of Pretax Earnings
                                    Three Months Ended February 28,
                                    -------------------------------
                                      1998                  1997
                                      ----                  ----

U.S. Statutory rate                   (34)%                  34 %
State income taxes                     (1)                    3
Other                                  (3)                    1
                                      ----                  ---
                                      (38)%                  38 %
                                      ====                 ====

                                 COLUMBUS ENERGY CORP.

                                      (Unaudited)


      During the three months of fiscal 1998, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):
                                                            Current Year
                                             Stock-         ------------
                                    Dec. 1,  holders'               February 28,
                                     1997    Equity     Operations      1998
                                    -------  --------   ----------  ------------
Deferred tax assets:
    Pre-1987 loss carryforwards     $1,053    $   -      $     -       $1,053
    Post-1987 loss carryforwards       540        -            -          540
    Percentage depletion
      carryforwards                  1,304        -            -        1,304
    State income tax loss
      carryforwards                    105        -           (1)         104
    Other                              327        -            6          333
                                    ------     ----       ------       ------
         Total                       3,329        -            5        3,334
       Valuation allowance
         (long-term)                (1,443)       -            -       (1,443)
                                  --------     ----       ------       ------
Deferred tax assets                  1,886        -            5        1,891
                                  --------     ----       ------       ------

Tax benefit of disqualifying
   disposition of incentive
   stock options                         -       14(a)       (14)           -
                                   -------     ----       ------       ------

Deferred tax liabilities-
    Depreciation, depletion and
      amortization and other        (2,875)       -          923       (1,952)
                                   -------     ----       ------       ------
      Net tax asset (liability)   $   (989)    $ 14      $   914       $  (61)
                                  ========     ====      =======       ======

(a)Credited to additional paid-in capital.

      The Company has net operating loss carryforwards (in thousands) available at November 30, 1997 as follows:

                                         Net
            Expiration Year         Operating Loss
            ---------------         --------------
                  1999                $ 1,808
                  2000                    903
                  2001                    387
                  2010                  1,589
                                      -------
                                      $ 4,687
                                      =======

      For Alternative Minimum Tax purposes the Company had net operating loss carryforwards of approximately $5,848,000 as of November 30, 1997. The Company also has percentage depletion carryforwards of $3,432,000 which do not expire. State income tax operating loss carryforwards of $1,730,000 were available at November 30, 1997.

                             COLUMBUS ENERGY CORP.

                                  (Unaudited)


(4)         LITIGATION

      Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations.

(5)         COMMITMENTS AND CONTINGENT LIABILITIES

      When the Company uses natural gas and crude oil swaps they are considered financial instruments with off-balance sheet risk which are in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involved, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had no natural gas or crude oil swaps outstanding as of February 28, 1998.

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

(6)         RELATED PARTY TRANSACTIONS

      CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $60,000 and $67,000 for the three months of 1998 and 1997, respectively.

                             COLUMBUS ENERGY CORP.

                                  (Unaudited)


(7)         EARNINGS PER SHARE

      The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                        Three Months Ended February 28,
                                       ---------------------------------
                                         1998                      1997
                                       --------                  -------
                                                 (in thousands,
                                             except per share data)

Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted ESP (numerator)            $(1,457)                   $1,143
                                        ======                     =====

Shares (denominator):
  Basic EPS                              4,258                     4,361
  Effect of dilutive option shares           4                       102
                                        ------                     -----
  Diluted EPS                            4,262                     4,463
                                        ======                     =====

Per share amount:
  Basic EPS                            $  (.34)                   $  .26
                                        ======                     =====
  Diluted EPS                          $  (.34)                   $  .26
                                        ======                     =====

Number of shares (in  thousands) not
  included in basic EPS that would
  have been antidilutive because
  exercise price of options was
  greater than the average
  market price of the common shares         75                        69
                                         =====                     =====


     Historical average number of shares outstanding and earnings per share have been adjusted for the five-for-four stock split distributed June 16, 1997 to shareholders of record as of May 27, 1997 and the 10% stock dividend distributed March 9, 1998 to shareholders of record as of February 23, 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The following summarizes the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes.

Liquidity and Capital Resources

      First quarter results suffered from the lowest average crude oil prices since 1994 and at one point actually dipped to the lowest levels since the Arab oil glut of 1986. Average natural gas prices were not much below normal but appear weak when compared to 1997 prices which were extraordinarily high. These price weaknesses overshadowed the fact that both natural gas and crude oil production improved over last year's quarter. First quarter cash flow suffered significantly from the same feeble prices which were mostly responsible for impairment charges of $2,816,000 ($1,746,000 after income taxes or $0.41 per share). The latter, coupled with increased exploratory charges, generated a net loss of $1,457,000, or $0.34 per share, compared with last year's net earnings of $1,143,000, or $0.26 per share when product prices were significantly higher.

      As a result, at the end of the first quarter 1998, sharehold ers' equity actually decreased to $16,194,000 from $17,958,000 at November 30, 1997. Nevertheless, there was an improved working capital position of $1,617,000 as of February 28, 1998 which, when combined with the Company's expected annual cash flow, should be more than a sufficient source of capital to meet the planned 1998 program of $6,800,000 for developing undeveloped reserves along with funding an increased exploratory program with an emphasis on natural gas potential.

      A significant portion of the costs incurred for the wells drilled in late 1997 have been paid for in 1998 and appears as additions to properties in the consolidated Statements of Cash Flows. This required a short term draw from the Company's bank credit facility pending repayment from the additional monthly cash flow generated normally and as a result of those expenditures. The $10,000,000 credit facility continues to be primarily targeted for use by management for acquisitions of oil and gas properties, but can be used for any legal corporate purpose and is always available for expanded operational expenditures.

      Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be determined after giving effect to working capital changes. Accordingly, GAAP's net cash provided from operating activities was $1,373,000 for the first three months of 1998 and compares with $2,171,000 during 1997's similar period. This cash flow (as defined), along with temporary backup from available short term borrowings using the Company's credit facility has provided sufficient liquidity to finance capital expenditures as well as fund treasury stock repurchases.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


However, an important alternative measure of computing a company's cash flow (not GAAP but one commonly used in the industry) upon which management places even greater reliance is one determined before consideration of either working capital changes or deduction of exploration expenses and is generally known by industry as Discretionary Cash Flow ("DCF"). DCF is used by successful efforts' companies when making comparisons with the cash flow results of a majority of other independent energy companies who use the full cost accounting method wherein all exploration costs are capitalized and do not adversely affect either their operating cash flow or net earnings. Since exploration expenses can be increased or decreased at manage ment's discretion, it is believed that DCF is more comparable with those full cost accounting results. Columbus' DCF for the first quarter of 1998 was $1,734,000 down from 1997's quarter which was a record $2,599,000 and was later broken during the fourth quarter of 1997. This 33% drop is directly attributable to lower natural gas and crude oil prices since crude oil and natural gas production actually increased from last year's quarter. While DCF is calculated without debt retirement requirements being considered, in Columbus' case it does not matter. Outstanding bank debt requires no principal payments before August 1, 1999 and interest expense on the outstanding debt has been insignificant and is always deducted before arriving at DCF.

      Management continues to note its strong exception to the Statement of Financial Accounting Standards No. 95 which directs that operating cash flow must only be determined after consider ation of working capital changes. We continue to reflect that position in all public filings and reports based on our belief such a requirement by GAAP ignores entirely the significant impact on working capital that the timing of income received for, and expenses incurred on behalf of, third party owners in wells has on a company, such as Columbus, which serves as an operator of properties with only a small working interest therein.

      However, neither DCF nor operating cash flow before working capital changes may be substituted for net income or cash available from operations as defined by GAAP. Furthermore, currently reported cash flows do not necessarily indicate that there always will be sufficient funds for future cash requirements however defined.

      At the present time the Company has no hedges of either crude oil or natural gas prices similar to the swaps it negotiated in prior years. As a result the Company's oil and gas revenues are fully exposed to risk of declining prices such as occurred during first quarter 1998. However, it will be able to fully benefit from price increases, if any, which occur as fiscal 1998 progresses.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


      Columbus had outstanding borrowings of $3,300,000 as of February 28, 1998 against its $10,000,000 line of credit with Norwest Bank Denver, N.A. which is collateralized by oil and gas properties. At the end of the first quarter 1998, the ratio of bank debt to shareholders' equity was 0.20 and to total assets was
0.15 and outstanding debt used a LIBOR option with an average interest rate of 7.1%. The net increase or decrease of long-term debt directly affects cash flows from financing activities as does the purchase of treasury shares (discussed below) and the proceeds from the exercise of stock options.

      Working capital at February 28, 1998 rose to $1,617,000 from $722,000 at November 30, 1997 despite 1998's capital expenditures of $1,370,000 for additions to oil and gas properties and $482,000 for purchase of 56,650 treasury shares. These capital expenditure amounts differ from the amount shown in the consolidated Statement of Cash Flows which also includes payments made during 1998 for 1997 expenditures which had been incurred but not yet paid as of 1997's year end.

      The Company has been authorized by the Board of Directors to repurchase its common shares from the market at various prices during the last several years. During the first quarter 1998 56,650 shares were repurchased (61,615 shares restated for the 10% stock dividend) at a restated average price of $7.77 per share.

      As of February 28, 1998 a total of 86,350 shares have been authorized but not yet repurchased at prices not to exceed $8.07 per share. Subsequently, during March 1998, 28,100 more of those shares have been acquired at an average price of $7.48 per share.

RESULTS OF OPERATIONS

      During 1998's first quarter, the Company's gross revenues decreased by 22% while operating income declined to $541,000 (excluding the 1998 impairment charge) which compares with $1,882,000 in 1997. Other comparisons for the 1998 quarter versus 1997 related to prices, production and oil and gas sales are covered later in this section.

      During 1998's first quarter, seven gross wells (2.56 net) were drilled. These included three (.22 net) successful gas wells in the Laredo area and one (.67 net) oil well in the Sralla Road field in Texas and one discovery oil well (.90 net) in Roosevelt County, Montana.

      The latter wildcat, McCabe Farms #1-4, was discussed in detail in the 1997 annual report began sales in late December. After the usual initial decline, this well appears to have settled to a rate

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


of about 60-70 BOPD with 30% water cut . The Sralla Road field well, Waitkus B #2, commenced production January l, 1998 and has settled at a daily rate of 45-50 barrels of oil and 320-330 Mcf of gas.

      Thus far during 1998, the Company has accelerated its exploration efforts by acquiring acreage and 3-D seismic for approximately $700,000 in three new onshore prospects along the Gulf Coast area of Texas between Houston and Corpus Christi. These prospects already had one or more chosen drillsites and hold the possibility for several more locations. These multi-zone prospects have the potential to significantly expand the Company's production to equal or surpass the more fully developed areas in Laredo and Sralla Road fields.

     Oil and Gas Revenues and Operating Costs

      The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between periods for the first quarters of 1998 and 1997 and the first quarter of 1998 versus the fourth of 1997.
                               First Quarter
                             ------------------     %      Fourth Qtr.       %
                              1998        1997    Change       1997       Change
                             ------      ------   ------   -----------    ------

Natural gas revenues M$      $1,916      $2,511    (24)%     $ 2,781       (31)%
Oil revenue M$               $  921      $1,254    (27)%     $ 1,115       (17)%
Natural gas sales volumes:
  Millions of cubic feet        861         777     11 %         929        (7)%
  MCF/day                     9,572       8,628               10,210

Oil sales volumes:
  Barrels                    59,669      57,801      3 %      58,856         1 %
  Barrels/day                   663         642                  647

Average price received:
  Natural gas - $/MCF        $ 2.22      $ 3.23    (31)%      $ 2.99       (26)%
  Oil - $/BBL                $15.44      $21.69    (29)%      $18.95       (19)%

      Natural gas revenues decreased 24% in the first quarter of 1998 when compared to 1997's quarter as a result of much lower prices and despite increased volumes. Average prices for natural gas decreased 31% in the first quarter of 1998 compared with last year due to reduced demand related to a warm winter and abnormally high prices in 1997. Sales volumes improved by 11% over 1997's first quarter as a result of numerous gas wells being completed and connected during the intervening months. The latest quarter as compared with the fourth quarter of 1997 showed a sales volume decrease of 7% was primarily the result of a production decline in the South Laredo area because a high interest, high capacity well being off for repairs which have now been completed. There was a 26% decrease in average prices received which reduced revenues by 31%.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


      Oil revenues for the 1998 first quarter were down signifi cantly when compared to the similar 1997 quarter because a decrease in the average price of 29% overcame a sales volume increase of only 3%. Crude oil production seems to have reversed its slide over a several year period as a few new wells have been added which have generated the improvement. However, this may be short lived because little or no exploration or development of crude oil can be justified in this current price environment. In fact, consider ation was given to temporarily halting production on several marginal oil wells or deferral of further operations altogether. Fortunately, there has been modest improvement in crude oil prices recently so such drastic action has been postponed albeit for an unknown period. Oil revenues for the first quarter of 1997 had been reduced by $92,660 ($1.60 per barrel) from crude oil swap participation but unfortunately no swaps were in place this year to protect from this price debacle for crude oil.

      When comparisons are made with the fourth quarter results for 1997, first quarter oil revenues were 17% lower because of the 19% decrease in average price per barrel received and because the 1% increase in production had little effect.

      Columbus' 1998 first quarter average sales volumes of natural gas of 9,572 Mcfd and oil and liquids production of 670 barrels per day equates to an average daily production of 2,265 barrels of oil equivalent (BOE) compared to 2,086 BOE during 1997's first quarter.

      Lease operating expenses for the 1998 quarter were slightly higher than during 1997 because this year's quarter had several expensive workovers performed and equipment replaced on older wells. However, lease operating costs on a BOE basis were $2.75 in 1998 compared to $2.76 in 1997. Operating costs as a percentage of revenues was up to 20% in the 1998 first quarter primarily due to reduced revenues versus 14% in 1997's comparable quarter when extraordinary prices that prevailed produced record revenues.

     Production and property taxes approximated 9% of revenues in both 1998 and 1997. These may vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since several of the local jurisdiction's property taxes are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

     Operating and Management Services

     This segment of the Company's business is comprised of opera tions and services conducted on behalf of third parties including compressor rentals and salt water disposal facilities.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


      Operating and management services profit declined during first quarter 1998. With unusual expenses related to cleaning out sand from a salt water disposal well, there was only a $37,000 profit during first quarter 1998 compared to a $79,000 profit last year. Revenues improved as the number of operated wells and drilling activity increased.

      Interest Income

      Interest income is earned primarily from short-term invest ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income increased slightly in 1998 to $42,000 from $37,000 in 1997's first quarter primarily as a result of an increased amount of investments and higher short-term interest rates.

     General and Administrative Expenses

      General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category although other nonbillable expenses are also included.

      The Company's general and administrative expenses in the first quarter of 1998 were 15% lower than last year. The 1997 quarter included $56,000 of costs associated with a proposed preferred stock offering (which was withdrawn) including professional services related thereto. There were some cost increases in 1998 primarily due to upward salary adjustments granted in May 1997 for officers and December 1997 for employees.

      Reimbursement for services provided by Columbus officers and employees for managing Resources is expected to decrease during 1998. This assumes that another management will take over following an expected business combination that Resources is currently aggressively seeking. Columbus' general and administra tive expense will rise commensurately when Resources' merger occurs since no staff reductions are contemplated. Reimbursement of $60,000 was down 10% from the $67,000 received during the first quarter of 1997 for providing those services to Resources.

     Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization of oil and gas assets are calculated based upon the units of production for the period compared to proved reserves of each successful efforts property pool. This expense is not only directly related to the level of production, but also is dependent upon past costs to find, develop,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


and recover related reserves in each of the cost pools or fields. Depreciation and amortization of office equipment and computer software is also included in the total charge.

      Total charges for this expense item increased over 1997 as a result of increased production and added development expenditures in the intervening period as well as lower reserves in several of the pools due to lower crude oil prices. The 1998 first quarter depletion rate of $4.91 per BOE compared with the $3.88 per BOE for the like period of fiscal 1997 and $3.91 per BOE for all of 1997. The 1998 rate is primarily a reflection of those lower quarter-end crude oil prices although performance of some wells also contributed to reserve quantities being reduced in addition to development costs incurred. This required impairment of carrying values at quarter-end of several different pools predominantly made up of crude oil reserves. The reduction will decrease the depletable basis in future periods and reduce the per barrel depletion rate accordingly. Had the Company been using the full cost accounting method, impairment on a company-wide basis would have been only a fraction of the amount reported.

     Exploration Expense

      In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells. Other exploratory charges such as seismic and geologic costs must also be immediately expensed regardless of whether a prospect is ultimately proved to be successful. Exploration charges of $263,000 for 1998's first quarter was up dramatically from $62,000 for 1997 because $199,000 was expensed due to a dry exploratory oil well in Montana. Exploration expenses not only decrease net earnings but also reduce reported GAAP cash flow from operations even though they are discretionary expenses; however, such charges are added back for purposes of determining DCF which is why it is more comparable to cash flow reported by full cost accounting companies. Approximately $570,000 of total 3-D seismic costs were originally budgeted for 1998 in the S.E. Froid and Hay Creek areas in Montana but with the decline in crude oil prices only a small portion of this program will actually be undertaken in 1998.

      Impairments

      A non-cash impairment loss of $2,816,000 in 1998 was recognized during the first quarter. The decline in crude oil prices was the major contributor although performance of certain wells during the quarter also contributed to a reduction in reserve quantities. Accordingly, the remaining carrying value of several

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


cost pools exceeded the expected undiscounted future net cash flows. Certain property pools were written down to a fair value based on an assumption that the average future crude oil price would be $18.75 per barrel during the remaining life. Some portion of these crude oil reserves will be restored as crude oil prices improve but impairment charges of $2,360,000 are not reversible. An additional $400,000 of impairments were provided for probable loss in value of undeveloped acreage holdings (unproved properties) located primarily in Louisiana along with $56,000 expensed for an expired lease.

     Interest Expense

     Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding has been higher during 1998's first quarter than in 1997. The average bank interest rate paid this latest quarter was 7.3% which compares to 7.0% in 1997.

      Income Taxes

      During the first quarter of 1998, the net deferred tax liability decreased to only $61,000 as a result of the large financial statement impairment write-off which substantially reduced the book versus tax temporary differences. The net liability is comprised of $197,000 current portion and $136,000 long-term asset. A tax deduction of $14,000 from the benefit of disqualifying disposition of incentive stock options was added to additional paid-in capital during first quarter of 1998. The estimated increase in deferred tax assets was $914,000 during the quarter. The valuation allowance has remained unchanged thus far in 1998. The effective tax rate for 1998 is 38%. See also Note 3 to the consolidated financial statements for further explanation of income taxes.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  11    - Computation of per share earnings

                  27    - Financial data schedule

          (b)     Reports on Form 8-K

                     Report dated February 12, 1998 related to the amendment of the By-laws providing that the annual meeting of shareholders shall be held at 9:30 a.m. on the first Thursday in May in each year beginning with the year 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    COLUMBUS ENERGY CORP.
                                                        (Registrant)



DATE:      April 14, 1998                       /s/ Harry A. Trueblood, Jr.
     -----------------------------              ---------------------------
                                                Harry A. Trueblood, Jr.
                                                Chairman, President and
                                                Chief Executive Officer
                                                (a duly authorized officer)



DATE:      April 14, 1998                       /s/ Ronald H. Beck
     -----------------------------              ------------------
                                                Ronald H. Beck
                                                Vice President
                                                (Chief Accounting Officer)

                                                      Commission File No. 1-9872



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549





                                   EXHIBITS

                                      TO

                                   FORM 10-Q



                               QUARTERLY REPORT

                        PURSUANT TO SECTION 13 OR 15(d)

                                      OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1998















                             COLUMBUS ENERGY CORP.
                          (Exact Name of Registrant)

                              1660 Lincoln Street
                            Denver, Colorado 80264
                    (Address of Principal Executive Office)