Form 10-Q
period 1998-05-31
COLUMBUS ENERGY CORP
filed 1998-07-15
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           May 31, 1998
                               ----------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission File Number:               001-9872



                              COLUMBUS ENERGY CORP.
             (Exact name of registrant as specified in its charter)

           Colorado                                 84-0891713
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification
                                                        No.)

     1660 Lincoln St., Denver, CO                         80264
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 10, 1998
---------------------------                         ----------------------------
Common stock, $.20 par value                                 4,209,794

                              COLUMBUS ENERGY CORP.

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                May 31, 1998 and
                November 30, 1997                                            3

              Consolidated Statements of Operations -
                Three Months and Six Months
                Ended May 31, 1998 and 1997                                  5

              Consolidated Statement of
                Stockholders' Equity -
                Six Months Ended May 31, 1998                                6

              Consolidated Statements of Cash Flows -
                Six Months Ended May 31, 1998
                and 1997                                                     7

              Notes to the Financial Statements                              9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                       18

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                          28

     Items 2-3.  Not Applicable

     Item 4.     Submission of Matters to a Vote
                   of Security Holders                                      28

     Item 5.     Not Applicable                                             28

     Item 6.     Exhibits and Reports
                   on Form 8-K                                              28

     Signatures                                                             29

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        May 31,     November 30,
                                                         1998           1997
                                                      -----------   ------------
                                                      (unaudited)
                                                            (in thousands)
Current assets:
  Cash and cash equivalents                           $    1,385    $     1,857
  Accounts receivable:
    Joint interest partners                                1,050          1,932
    Oil and gas sales                                      1,440          2,054
    Allowance for doubtful accounts                         (116)          (116)
  Inventory of oil field equipment,
    at lower of average cost or market                       117            102
  Other                                                       96             82
                                                      -----------   ------------

        Total current assets                                3,972         5,911
                                                      -----------   ------------

Deferred income taxes (Note 3)                                118             -

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                                        34,146        33,803
  Other property and equipment                              1,810         2,053
                                                      -----------   ------------

                                                           35,956        35,856
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                              (17,264)      (15,632)
                                                      -----------   ------------

        Net property and equipment                         18,692        20,224
                                                      -----------   ------------
                                                      $    22,782   $    26,135
                                                      ===========   ============

                                                                     (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        May 31,     November 30,
                                                         1998           1997
                                                      -----------   ------------
                                                      (unaudited)
                                                            (in thousands)
Current liabilities:
  Accounts payable                                    $     1,704   $     3,023
  Undistributed oil and gas
   production receipts                                        266           393
  Accrued production and property taxes                       373           551
  Prepayments from joint interest owners                      351           565
  Accrued expenses                                            366           377
  Income taxes payable (Note 3)                                18            42
  Deferred income taxes (Note 3)                              223           201
  Other                                                        39            37
                                                      -----------   ------------

        Total current liabilities                           3,340         5,189
                                                      -----------   ------------

Long-term bank debt (Note 2)                                3,400         2,200
Deferred income taxes (Note 3)                                  -           788

Commitments and contingent liabilities (Notes 4 and 5)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                           -             -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,576,552 in 1998, and 4,492,068 in 1997
    (outstanding 4,224,839 in 1998 and
    3,883,557 in 1997)                                        915           898
  Additional paid-in capital                               19,068        18,124
  Retained earnings (accumulated deficit)                  (1,515)        2,887
                                                      -----------   ------------
                                                           18,468        21,909
  Less: Treasury stock at cost
          351,713 shares in 1998 and
          608,519 shares in 1997                           (2,426)       (3,951)
                                                      -----------   ------------
        Total stockholders' equity                         16,042        17,958
                                                      -----------   ------------
                                                      $    22,782   $    26,135
                                                      ===========   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Six Months Ended        Three Months Ended
                                              May 31,                   May 31,
                                       --------------------      --------------------
                                         1998         1997         1998         1997
                                       -------      -------      -------      -------
                                            (in thousands, except per share data)
Revenues:
  Oil and gas sales                    $ 5,618      $ 6,644      $ 2,781      $ 2,879
  Operating and management
    services                               626          577          318          301
  Interest and other income                 77           72           35           35
                                       -------      -------      -------      -------
    Total revenues                       6,321        7,293        3,134        3,215
                                       -------      -------      -------      -------
Costs and expenses:
  Lease operating expenses               1,217          951          657          433
  Property and production taxes            541          625          281          304
  Operating and management
    services                               496          388          225          191
  General and administrative               898          867          611          529
  Depreciation, depletion and
   amortization                          1,890        1,490          885          737
  Impairments                            2,816            -            -            -
  Exploration expense                      428          380          165          318
  Litigation expense (Note 4)                -           11            -            4
                                       -------      -------      -------      -------
    Total costs and expenses             8,286        4,712        2,824        2,516
                                       -------      -------      -------      -------

      Operating income (loss)           (1,965)       2,581          310          699
                                       -------      -------      -------      -------
Other expenses (income):
  Interest                                 114           65           71           30
  Other                                     34           (6)           2           (9)
                                       -------      -------      -------      -------
                                           148           59           73           21
                                       -------      -------      -------      -------
    Earnings (loss) before
      income taxes                      (2,113)       2,522          237          678

Provision (benefit) for income
  taxes (Note 3)                          (803)         958           90          257
                                       -------      -------      -------      -------
    Net earnings (loss)                $(1,310)     $ 1,564      $   147      $   421
                                       =======      =======      =======      =======
Earnings (loss) per share (Note 7):
    Basic                              $  (.31)     $   .36      $   .03      $   .10
                                       =======      =======      =======      =======
    Diluted                            $  (.31)     $   .36      $   .03      $   .10
                                       =======      =======      =======      =======

Average number of common shares
and common equivalent shares
outstanding:
    Basic                                4,244        4,325        4,230        4,291
                                       =======      =======      =======      =======
    Diluted                              4,244        4,401        4,294        4,339
                                       =======      =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For The Six Months Ended May 31, 1998
                                   (Unaudited)


                                                                                  Retained
                                           Common Stock           Additional      Earnings          Treasury Stock
                                     -----------------------       Paid-in      (Accumulated    -----------------------
                                       Shares        Amount        Capital        Deficit)        Shares       Amount
                                     -----------   ---------     ------------   ------------    ----------   ----------
                                                                (Dollar Amounts In Thousands)
Balances,
  December 1, 1997                     4,492,068     $   898     $     18,124   $      2,887       608,511   $   (3,951)

Exercise Of Employee
  Stock Options                           80,548          16              437              -        27,193         (229)
Purchase Of Shares                             -           -                -              -       138,750       (1,093)
Shares Issued For Stock
  Purchase Plan                            3,936           1               33              -          (995)           7
10% Stock Dividend                             -           -              492         (3,092)     (386,494)       2,598
Shares Issued For
  Incentive Bonus Plan
  And Directors' Fees                          -           -              (57)             -       (35,252)         242
Tax Benefit Of Disqualifying
  Disposition Of Incentive
  Stock Options                                -           -               39              -             -            -
Net Loss                                       -           -                -         (1,310)            -            -
                                     -----------   ---------     ------------   ------------    ----------   ----------
Balances,
  May 31, 1998                         4,576,552   $     915     $     19,068   $     (1,515)      351,713   $   (2,426)
                                     ===========   =========     ============   ============    ==========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Six Months Ended May 31,
                                                 ----------------------------
                                                   1998                1997
                                                 --------            --------
                                                        (in thousands)

Net earnings (loss)                              $ (1,310)            $ 1,564

Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
    Depreciation, depletion, and
      amortization                                  1,890               1,490
    Impairments                                     2,816                   -
    Deferred income tax provision (benefit)          (845)                857
    Other                                             221                  62
Net change in operating assets and
  liabilities                                         948                 160
                                                 --------             --------
        Net cash provided by
          operating activities                      3,720               4,133
                                                 --------             --------
Cash flows from investing activities:
  Additions to oil and gas properties              (4,540)             (2,913)
  Additions to other assets                           (15)                (67)
                                                 --------             --------
        Net cash used in
          investing activities                     (4,555)             (2,980)
                                                 --------             --------
Cash flows from financing activities:
  Proceeds from long-term debt                      1,800                 500
  Reduction in long-term debt                        (600)             (1,200)
  Proceeds from issuance of
    common stock                                      258                 143
  Purchase of treasury stock                       (1,093)               (806)
  Other                                                (2)                  -
                                                 --------             --------
      Net cash provided by (used in)
        financing activities                          363              (1,363)

Net increase (decrease) in cash and
  cash equivalents                                   (472)               (210)
Cash and cash equivalents at
  beginning of period                               1,857               1,396
                                                 --------             --------
Cash and cash equivalents at
  end of period                                   $ 1,385             $ 1,186
                                                 ========             ========

                                                                     (continued)

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Six Months Ended May 31,
                                                 ----------------------------
                                                   1998                1997
                                                 --------            --------
                                                        (in thousands)

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                   $    111            $     78
                                                 ========            ========
      Income taxes                               $     66            $     25
                                                 ========            ========
Supplemental disclosoure of non-cash
  investing and financing activities               None                None



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

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of managements' estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of May 31, 1998 and November 30, 1997, and the results of its operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

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

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     Financial Instruments and Concentrations of Credit Risk

     The Company maintains demand deposit accounts with separate banks in Denver, Colorado. The Company also invests cash in the highest rated commercial paper of large U.S. companies, with maturities not over 30 days, which have minimal risk of loss. At May 31, 1998 and November 30, 1997 the Company had investments in commercial paper of $1,200,000 and $900,000, respectively. The carrying amount of long-term debt approximates fair value because the interest rate on this instrument changes with market interest rates.

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

     The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1997 and May 31, 1998.

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

     New Accounting Pronouncements

     The Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for financial statements for periods

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


beginning after December 15, 1997. The adoption of this statement will not have a material impact on the Company's financial statements.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The Company must apply this statement no later than its fiscal year ending November 30, 2000. SFAS No. 133 requires recording all derivative instruments as assets or liabilities measured at fair value. This Statement is not expected to materially affect the Company's financial statements.

(2)  LONG-TERM DEBT

     The Company has a credit agreement with Norwest Bank Denver, N.A. that was amended and restated on October 23, 1996. The credit agreement is collateralized by a first lien on oil and gas properties.

     As requested by the Company, the borrowing base was increased to a limit of $10,000,000 from $7,000,000 effective May 13, 1997, without regard to the maximum allowable amount that would be set by the bank during its semi-annual redetermination. A commitment fee of .25% is payable for any unused portion of the amount which is the difference between the borrowing base and the outstanding borrowings.

(3)  INCOME TAXES

     The Company files a consolidated income tax return with CGSI and has executed a tax allocation agreement which provides for an allocation and payment of income taxes based upon each company's separate tax liability calculation. Consolidated income taxes are payable only when taxable income exceeds available net operating loss carryforwards and other credits.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


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

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                      Six Months Ended May 31,
                                                      ------------------------
                                                       1998              1997
                                                      ------            ------
Current:
         Federal                                      $    4            $   25
         State                                            38                76
                                                      ------            ------
                                                          42               101
                                                      ------            ------

Deferred:
         Federal                                        (814)              524
         Use of loss carryforwards                         3               311
         State                                           (34)               22
                                                      ------            ------
                                                        (845)              857
                                                      ------            ------

  Total income tax (benefit) expense                  $ (803)           $  958
                                                      ======            ======

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     The total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                                 Percent of Pretax Earnings
                                                 --------------------------
                                                  Six Months Ended May 31,
                                                 --------------------------
                                                 1998                  1997
                                                 ----                  ----
U.S. Statutory rate                              (34)%                  34 %
State income taxes                                 -                     3
Other                                             (4)                    1
                                                 ----                  ----
                                                 (38)%                  38 %
                                                 ====                  ====

     During the six months of fiscal 1998, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                        Current Year
                                        ----------------------------------------------
                                                     Stock-
                                         Dec. 1,    holders'                   May 31,
                                          1997       Equity     Operations      1998
                                        --------    --------    ----------    --------
     Deferred tax assets:
       Pre-1987 loss carryforwards      $  1,053    $      -    $        -    $  1,053
       Post-1987 loss carryforwards          540           -             -         540
       Percentage depletion
         carryforwards                     1,304           -             -       1,304
       State income tax loss
         carryforwards                       105           -            (3)        102
       Other                                 327           -           (16)        311
                                        --------    --------    ----------    --------
                  Total                    3,329           -           (19)      3,310
          Valuation allowance
            (long-term)                   (1,443)          -             -      (1,443)
                                        --------    --------    ----------    --------
         Deferred tax assets               1,886           -           (19)      1,867
                                        --------    --------    ----------    --------
     Tax benefit of disqualifying
       disposition of incentive
       stock options                           -          39(a)        (39)          -
                                        --------    --------    ----------    --------
     Deferred tax liabilities-
       Depreciation, depletion and
         amortization and other           (2,875)          -           903      (1,972)
                                        --------    --------    ----------    --------
         Net tax asset (liability)      $   (989)   $     39    $      845    $   (105)
                                        ========    ========    ==========    ========

__________________
(a) Credited to additional paid-in capital.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


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
                                                        -------
                                                        $ 4,687

     For Alternative Minimum Tax purposes the Company had net operating loss carryforwards of approximately $6,056,000 as of November 30, 1997. The Company also has percentage depletion carryforwards of $3,638,000 which do not expire. State income tax operating loss carryforwards of $1,730,000 were available at November 30, 1997.

(4)  LITIGATION

     Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations.

(5)  COMMITMENTS AND CONTINGENT LIABILITIES

     When the Company uses natural gas and crude oil swaps they are considered financial instruments with off-balance sheet risk which are used in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involved, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had no natural gas or crude oil swaps outstanding as of May 31, 1998.

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

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(6)  RELATED PARTY TRANSACTIONS

     CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $123,000 and $131,000 for the six months of 1998 and 1997, respectively.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(7)  EARNINGS PER SHARE

     The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                                    Six Months             Three Months
                                                   Ended May 31,           Ended May 31,
                                               --------------------    --------------------
                                                 1998        1997        1998        1997
                                               --------    --------    --------    --------
                                                              (in thousands,
                                                          except per share data)

Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted ESP (numerator)                    $ (1,310)   $  1,564    $    147    $    421
                                               ========    ========    ========    ========

Shares (denominator):
  Basic EPS                                       4,244       4,325       4,230       4,291
  Effect of dilutive option
    shares                                            -          76          64          48
                                               --------    --------    --------    --------
  Diluted EPS                                     4,244       4,401       4,294       4,339
                                               ========    ========    ========    ========

Per share amount:
  Basic EPS                                    $  (.31)    $    .36    $    .03    $    .10
                                               ========    ========    ========    ========
  Diluted EPS                                  $  (.31)    $    .36    $    .03    $    .10
                                               ========    ========    ========    ========

Number of shares (in  thousands)
  not included in basic EPS that
  would have been antidilutive
  because exercise price of options
  was greater than the average
  market price of the common shares                 138          55         138          78
                                               ========    ========    ========    ========

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

Liquidity and Capital Resources

     Second quarter results continued to suffer from the lowest average crude oil prices in the last ten years. Average natural gas prices however were higher than second quarter 1997's prices while natural gas production also improved over last year's quarter. Second quarter cash flow suffered significantly from the very weak crude oil prices and was therefore well below 1997's. As a result, only small net earnings of $147,000, or $0.03 per share, were recorded versus last year's net earnings of $421,000, or $0.10 per share, when oil prices were high enough to negate lower natural gas prices.

     Because of the first quarter impairments, shareholders' equity as of the end of the second quarter 1998 had actually decreased to $16,042,000 from $17,958,000 at November 30, 1997. Nevertheless, a positive working capital position of $632,000 was available as of May 31, 1998 which, when combined with the expected reduction in annual cash flow, should still produce a sufficient source of funds to meet the proposed 1998 capital program. A total budget of $6,800,000 includes developing undeveloped reserves and funding for an increased exploratory program which emphasizes natural gas reserve prospects along the Gulf Coast of Texas.

     A significant portion of the costs incurred for the wells drilled in late 1997 were actually paid for in 1998 and therefore appear as additions to properties in the consolidated Statements of Cash Flows in this report. This necessitated a short term draw from the Company's bank credit facility during first quarter pending repayment from expected additional monthly cash flow generated as a result of those expenditures. Nevertheless, the $10,000,000 credit facility continues to be primarily targeted for use by management for acquisitions of oil and gas properties, but can be used for any legal corporate purpose and is always available for expanded operational expenditures.

     Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be determined after giving effect to working capital changes. Accordingly, GAAP's net cash provided from operating activities was $3,720,000 for the first six months of 1998 and compares with $4,133,000 last year. This cash flow (as defined) coupled with temporary utilization of the Company's credit facility has provided sufficient liquidity to finance capital expenditures thus far in 1998 as well as fund treasury stock repurchases.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     However, there exists an important alternative measure of computing a company's cash flow (not GAAP but one commonly used in the industry) upon which management places greater reliance. This is one determined before consideration of either working capital changes or deduction of exploration expenses and is generally known by industry as Discretionary Cash Flow ("DCF"). Since exploration expenses can be increased or decreased at management's discretion, DCF is often used by successful efforts' companies when making comparisons with the cash flow results of a majority of other independent energy companies who use the full cost accounting method wherein all exploration costs are capitalized and do not adversely affect either operating cash flow or net earnings. Columbus' DCF for the first six months of 1998 was $3,200,000 down 26% from 1997's similar period which reported a record $4,353,000. This is directly attributable to lower crude oil and natural gas prices because natural gas production was increased over last year. DCF is calculated without debt retirement requirements being considered but in Columbus' case it does not matter. Outstanding bank debt requires no principal payments before August 1, 1999 and interest expense on the outstanding debt has been relatively insignificant and is always deducted before arriving at DCF.

     Management continues to note in all public filings and reports its strong exception to the Statement of Financial Accounting Standards No. 95 which directs that operating cash flow must only be determined after consideration of working capital changes. This is based on our belief such a requirement by GAAP ignores entirely the significant impact on working capital that the timing of income received for, and expenses incurred on behalf of, third party owners in several properties in which Columbus owns a small working interest but is the operator.

     However, neither DCF nor operating cash flow before working capital changes may be substituted for net income or cash available from operations as defined by GAAP. Furthermore, currently reported cash flows however defined are not necessarily indicative that there will be sufficient funds for future cash requirements.

     At the present time the Company has no hedges of either crude oil or natural gas prices in place similar to those swaps it negotiated in prior years. As a result the Company's current oil and gas revenues are fully exposed to risk of declining prices such as have occurred during fiscal 1998 to date. However, it will be able to fully benefit from price increases which may occur during the balance of 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Columbus had outstanding borrowings of $3,400,000 as of May 31, 1998 against its $10,000,000 line of credit with Norwest Bank Denver, N.A. which is collateralized by oil and gas properties. At the end of the second quarter 1998, the ratio of bank debt to shareholders' equity was 0.21 and to total assets was
0.15 and outstanding debt used a LIBOR option with an average interest rate of 7.1%. The net increase or decrease of long-term debt directly affects cash flows from financing activities as do the purchase of treasury shares and proceeds from the exercise of stock options.

     Working capital at May 31, 1998 declined slightly to $632,000 from $722,000 at November 30, 1997 due to 1998's capital expendit ures of $3,160,000 for additions to oil and gas properties along with $1,093,000 for purchase of 138,750 treasury shares. These capital expenditures differ from the amount shown in the consolidated Statement of Cash Flows which also includes payments made during 1998 for 1997 expenditures which had been incurred but not yet paid as of 1997's year end.

     The Company has been authorized during the last several years by the Board of Directors to repurchase its common shares from the market subject to maximum price limitations. During the first six months of 1998, 138,750 shares were repurchased (143,715 shares inclusive of the 10% stock dividend) at a restated average price of $7.54 per share.

     As of May 31, 1998, another 200,000 shares has been authorized for repurchase at prices not to exceed $8.25 per share. This is an addition to a smaller number of shares which remain to be purchased from prior authorizations. Subsequently, during June and so far in July 1998, 42,000 shares were acquired at an average price of $7.36 per share.

     Impact of the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four, or other methods, to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company upgraded its major system computer software in 1997 to a new release of a major software vendor that is compliant with the year 2000. The Company will review other less significant systems along with its significant suppliers, purchasers, and transporters of oil and gas to determine the extent to which the Company might be vulnerable to other failures and thereafter will assess the impact on the operations of the Company, if any.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


RESULTS OF OPERATIONS

     During 1998's second quarter, the Company's gross revenues decreased by 3% while operating income declined to $310,000 which compares with $699,000 in 1997. Other comparisons for the 1998 quarter versus 1997 related to prices, production and oil and gas sales are covered later in this section.

     Thus far during 1998, the Company postponed all Williston Basin oil drilling and accelerated its exploration efforts by acquiring acreage and 3-D seismic for approximately $700,000 in three new onshore prospects between Houston and Corpus Christi including the two discoveries discussed below. All three prospects present the possibility of selecting well sites which could produce from several different zones in the same well bore. These prospects possess the potential to significantly expand the Company's production which would equal or surpass that of the more fully developed areas of Laredo and Sralla Road fields combined.

     During 1998's second quarter, four gross wells (1.73 net WI) were drilled which included one (.04 net WI) successful development gas well and one (.50 net)  development dry hole in the Laredo area plus two discovery gas wells (1.19 net) in the aforementioned Gulf Coast area of Texas. One of the exploratory successes was a 10,500 foot Frio wildcat adjacent to the old Bay City field but in a separate fault block. The Moore Unit #1 (.575 net WI) in Matagorda County commenced production in early June and has produced on a 14/64ths inch choke at a daily rate of approximately 1,450 Mcf of natural gas during most of June. The second wildcat was a Vicksburg sand gas discovery drilled to a depth of about 5800 feet which had excellent gas shows in the three objective sands but only the uppermost sand was water free. The two other sands should be productive higher on structure. Located in Jim Wells County, Texas, the Bernsen #1 (.615 net WI) was tested on an 8/64ths inch choke at a daily rate of 400 Mcf and is awaiting hookup to a nearby transmission line. A second well will be drilled in July on this project at a location projected to be higher by 40 feet. It is expected to have three productive gas zones in the Vicksburg formation and hopefully will be dual zone completion.

     The third well of the new exploratory ventures is to be commenced shortly in Bee County, Texas and is located in an area of numerous prolific, multi-zone oil and natural gas fields. A 50% participation has been acquired in an acreage block of 4,024 acres all of which has 3-D seismic coverage. An initial test well will be drilled to about 10,500 feet to test the Slick and Luling sands of the Wilcox formation. The entire block is highly faulted with numerous seismic indications of various levels of separate fault block traps. Eventually most of these will need to be drilled through several well bores to test various Wilcox

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


sand levels with some wells reaching depths below 15,000 feet in the high pressure Reagan sand. This prospect will require a several year effort to properly evaluate, regardless of the outcome of the first test well.

     Oil and Gas Revenues and Operating Costs

     The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between periods for the second quarters of 1998 and 1997 and the second quarter of 1998 versus the first quarter of 1997.

                                              Second Quarter
                                          ---------------------         %         First Qtr.        %
                                           1998           1997       Change          1998        Change
                                          ------         ------      ------       -----------    ------

         Natural gas revenues M$          $2,017         $1,672       21 %          $ 1,916         5 %
         Oil revenue M$                   $  764         $1,207      (37)%          $   921       (17)%
         Natural gas sales volumes:
           Millions of cubic feet            856            809        6 %              861        (1)%
           MCF/day                         9,303          8,792                       9,572

         Oil sales volumes:
           Barrels                        57,570         61,792       (7)%           59,669        (4)%
           Barrels/day                       626            672                         663

         Average price received:
           Natural gas - $/MCF            $ 2.36         $ 2.07       14 %           $ 2.22         6 %
           Oil - $/BBL                    $13.27         $19.53      (32)%           $15.44       (14)%

     Natural gas revenues increased 21% in the second quarter of 1998 when compared to 1997's quarter as a result of increased prices and volumes. Sales volumes improved by 6% over 1997's second quarter as a result of numerous gas wells being completed and connected during the intervening months while average prices were up 14% commensurate with increased demand and lower excess capacity above that needed for storage refill. The latest quarter compared to the first quarter of 1998 showed comparable sales volumes since added production from new wells occurred after close of the quarter. However, the 6% increase in average prices occurred because the relatively warm winter had reduced prices during 1998's first quarter. Natural gas revenues increased 5% during second quarter over the first quarter.

     Oil revenues for 1998's second quarter were down significantly when compared to the similar 1997 quarter due to a substantial 32% decrease in the average price and a lower sales volume of 7%. Crude oil production declined because few new wells were drilled. Only limited exploration or development of crude oil can really be justified in this current price environment and during June, production has been temporarily halted at several marginal oil wells

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


and/or sales deferred pending a price improvement. Oil revenues for last year's second quarter had benefitted by $19,370 ($.31 per barrel) from crude oil swap participation but unfortunately no such crude oil swaps were in place this year to offer protection from this price debacle.

     When compared with the 1998 first quarter results, second quarter oil revenues were 17% lower because of a 14% decrease in average price per barrel received while production declined 4% due to workovers and required downhole equipment replacement which contributed to the downtime in several oil wells.

     Columbus' 1998 second quarter average sales volumes of natural gas of 9,303 Mcfd and oil and liquids production of 633 barrels per day equates to an average daily production of 2,184 barrels of oil equivalent (BOE) compared to 2,137 BOE during 1997's second quarter. A sale of a gas well lease in the Berry R. Cox field and normal decline plus the aforementioned downtime in several oil wells essentially offset most of the increases generated by new wells completed in the intervening period.

     Lease operating expenses for the 1998 second quarter were higher than 1997 because this year's quarter had several expensive workovers performed and downhole and surface equipment replaced or repaired on a few older wells. Lease operating costs on a BOE basis were $3.27 in 1998 compared to $2.19 in 1997. Operating costs as a percentage of revenues was up to 24% in the 1998 second quarter as a result of lower sales versus only 15% in 1997's comparable quarter when extraordinary prices helped to generate record revenues in every fiscal quarter.

     Production and property taxes approximated 10% of revenues in 1998 and 9% in 1997. These may vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since several of the local jurisdiction's property taxes are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

     Operating and Management Services

     This segment of the Company's business is comprised of opera tions and services conducted on behalf of third parties including compressor rentals and salt water disposal facilities.

     Operating and management services profit was $130,000 during first six months 1998 compared to a $189,000 profit during the equivalent period in 1997. There was only a $37,000 profit during first quarter 1998 which had unusually high expenses related to cleaning out sand from a well bore of a salt water disposal well. Revenues had previously improved as the number of operated wells

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


and drilling activity increased but began to decrease in April 1998 as drilling activity was reduced. Effective June 1, 1998 the Company has increased its interest from 50% to 100% in four compressors operating in South Texas which should be reflected by increased management services revenue and profits in future periods.

     Interest Income

     Interest income is earned primarily from short-term invest ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income was $35,000 in both 1998 and 1997's second quarter.

     General and Administrative Expenses

     General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category although other nonbillable expenses are also included.

     The Company's general and administrative expenses for the second quarter of 1998 were 16% higher than last year due to increased incentive bonuses, which are discretionary and directly related to Company's performance during the prior year. These totaled $273,000 ($153,000 non-cash) in May, 1998 compared to $220,000 ($70,000 non-cash) in May, 1997. Also, some cost increases in 1998 resulted from salary adjustments granted effective December 1, 1997 for non-officer employees and May 1, 1998 for officers. Higher medical claims under the Company's self-insured plan increased 1998 second quarter costs.

     Reimbursement for services provided by Columbus officers and employees for managing Resources is expected to decrease. This assumes that the new President and Chief Executive Officer who has purchased a 4.5% equity position in Resources as of June 30, 1998 will be making acquisitions of companies and properties and adding staff to handle those assets over the next several months. Notice of termination of the services contract by Resources requires only 30 days but requires a 90 day notice for EGY to completely withdraw personnel services. When such notice is received, it is expected that Columbus' general and administrative expense will rise commensurately since no EGY staff reductions are presently contemplated. Reimbursement of $64,000 was equal to that received during the second quarter of 1997 for providing those services to Resources as more hours were required of most of Columbus' personnel during the search for a business combination partner even though routine services provided decreased.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization of oil and gas assets are calculated based upon the units of production for the period compared to proved reserves of each successful efforts property pool. This expense is not only directly related to the level of production, but also is dependent upon past costs to find, develop, and recover related reserves in each of the cost pools or fields. Depreciation and amortization of office equipment and computer software is also included in the total charge.

     Total charges for this expense item increased over 1997 and were the result of increased production and added development expenditures in the intervening period along with lower reserves in several of the cost pools brought on by lower crude oil prices. The 1998 second quarter depletion rate of $4.28 per BOE compares with the $3.75 per BOE for the like period of fiscal 1997 and $3.91 per BOE for all of 1997. The 1998 rate is directly affected by those lower quarter-end crude oil prices and added development although performance of some wells did contribute to reserve quantities being reduced. The impairment of carrying values at the end of the first quarter of several different pools lowered the depletable basis and reduced the per barrel depletion rate in the second quarter from the $4.91 per BOE rate of the first quarter.

     Exploration Expense

     In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells. Other exploratory charges such as seismic and geologic costs must also be immediately expensed regardless of whether a prospect is ultimately proved to be successful. Exploration charges of $165,000 for 1998's second quarter were down from 1997's $318,000 and included $122,000 of 3-D seismic costs incurred in the Froid area in Montana while 1997's quarter included $235,000 of similar 3-D costs for adjacent acreage. No wells are planned for any of the structures mapped on this acreage until crude oil prices improve later this year or next. These exploration charges not only decrease net earnings but also reduce reported GAAP cash flow from operations even though they are discretionary expenses; however, such charges are added back for purposes of determining DCF which is why it more nearly tracks cash flow reported by full cost accounting companies. Approximately $300,000 of 3-D seismic costs were originally budgeted for 1998 in the Hay Creek area of Richland County, Montana but with crude oil prices in disarray, this program has been deferred indefinitely. Such a postponement was not possible in the Froid area because of lease expirations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Impairments

     No impairment loss was necessary during second quarter 1998 even though crude oil prices further declined from the end of the first quarter.

     The non-cash impairment loss of $2,816,000 thus far in 1998 was recognized during the first quarter with the crude oil price debacle being a major contributor. Well performance also contributed to a reduction in reserve quantities as well as the remaining carrying value of several successful efforts pools when such costs suddenly exceeded the newly calculated undiscounted future net cash flows. Certain property pools were written down to a fair value based on an assumption that the average future crude oil price would be $18.75 per barrel during the remaining life. A portion of these crude oil reserves is expected to be restored when crude oil prices improve but the impairment charges of $2,360,000 are not reversible. An additional $400,000 of impairments were also provided for probable loss in value of undeveloped acreage holdings (unproved properties) located primarily in Louisiana plus $56,000 expensed for an expired lease.

     Interest Expense

     Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding has been higher during 1998's second quarter than in 1997. The average bank interest rate paid this latest quarter was 7.2% which compares to 7.1% in 1997.

     Income Taxes

     During  the  first six  months  of 1998,  the net  deferred  tax  liability decreased to only $105,000 as a result of the large financial statement impairment write-off which substantially reduced the book versus tax temporary differences. The net liability is comprised of $223,000 current portion and
$118,000  long-term  asset.  A tax  deduction  of  $39,000  from the  benefit of disqualifying disposition of incentive stock options has been added to additional paid-in capital during 1998. The estimated increase in deferred tax assets was $845,000 during the six months. The valuation allowance has remained unchanged thus far in 1998. The effective tax rate for 1998 is 38%. See also
Note 3 to the consolidated financial statements for further explanation of income taxes.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Annual meeting held May 7, 1998 in Denver, Colorado for the purpose of electing members of the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for three Class I directors as listed in the proxy statement were elected with the following vote:

                                                        Shares
                                            Shares     Abstaining
         Nominee            Shares For      Against   or Withheld
         -------            ----------      -------   -----------
Harry A. Trueblood, Jr.     3,854,110        1,570      49,593
William H. Blount, Jr.      3,854,982          698      49,493
Donald W. Ringsby           3,854,982          698      49,593

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Exhibits

                     27    - Financial data schedule

             (b)     Reports on Form 8-K

                     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       COLUMBUS ENERGY CORP.
                                                     ---------------------------
                                                            (Registrant)


DATE:       July 13, 1998                        /s/ Harry A. Trueblood, Jr.
     ----------------------------------------        ---------------------------
                                                     Harry A. Trueblood, Jr.
                                                     Chairman, President and
                                                     Chief Executive Officer
                                                     (a duly authorized officer)


DATE:       July 13, 1998                        /s/ Ronald H. Beck
     ----------------------------------------        ---------------------------
                                                     Ronald H. Beck
                                                     Vice President
                                                     (Chief Accounting Officer)