Form 10-Q/A
period 1998-05-31
COLUMBUS ENERGY CORP
filed 1998-07-28
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    May 31, 1998
                               -------------------------------------------------
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number:                          001-9872
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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)              Exhibits

                              27        - Financial data schedule - May 31, 1998

                              27.1      - Financial  data  schedules  (restated)
                                        - for periods  ended  November 30, 1997,
                                          August 31,  1997,  May 31,  1997,  and
                                          February 28, 1997

                              27.2      - Financial  data  schedules  (restated)
                                        - for  periods  ended November 30, 1996,
                                          August  31,  1996,  May 31,  1996  and
                                          February 29, 1996

             (b)              Reports on Form 8-K

                              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       COLUMBUS ENERGY CORP.
                                                 -------------------------------
                                                           (Registrant)



DATE:       July 28, 1998                        /s/ Harry A. Trueblood, Jr.
     -----------------------------                   ---------------------------
                                                     Harry A. Trueblood, Jr.
                                                     Chairman, President and
                                                     Chief Executive Officer
                                                     (a duly authorized officer)



DATE:       July 28, 1998                        /s/ Ronald H. Beck
     -----------------------------                   ---------------------------
                                                     Ronald H. Beck
                                                     Vice President
                                                     (Chief Accounting Officer)