Form 10-Q
period 1998-08-31
COLUMBUS ENERGY CORP
filed 1998-10-15
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        August 31, 1998
                               -------------------------------------------------
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------------------------
Commission File Number:                 1-9872
                        --------------------------------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at October 9, 1998
  ----------------------------                 ------------------------------
  Common stock, $.20 par value                            4,081,852

                              COLUMBUS ENERGY CORP.

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                August 31, 1998 and
                November 30, 1997                                            3

              Consolidated Statements of Operations -
                Three Months and Nine Months
                Ended August 31, 1998 and 1997                               5

              Consolidated Statement of
                Stockholders' Equity -
                Nine Months Ended August 31, 1998                            6

              Consolidated Statements of Cash Flows -
                Nine Months Ended August 31, 1998
                and 1997                                                     7

              Notes to the Financial Statements                              9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                       18

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                          29

     Items 2-5.  Not Applicable

     Item 6.     Exhibits and Reports
                   on Form 8-K                                              29

     Signatures                                                             30

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                           August 31,    November 30,
                                              1998           1997
                                           ---------     -----------
                                          (unaudited)
                                                  (in thousands)

Current assets:
  Cash and cash equivalents                $  1,391        $  1,857
  Accounts receivable:
    Joint interest partners                   1,204           1,932
    Oil and gas sales                         1,389           2,054
    Allowance for doubtful accounts            (116)           (116)
  Inventory of oil field equipment,
    at lower of average cost or market          106             102
  Other                                          73              82
                                           --------        --------

        Total current assets                  4,047           5,911
                                           --------        --------

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                          35,756          33,803
  Other property and equipment                1,879           2,053
                                           --------        --------

                                             37,635          35,856
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                (18,191)        (15,632)
                                           --------        --------

        Net property and equipment           19,444          20,224
                                           --------        --------

                                           $ 23,491        $ 26,135
                                           ========        ========

                                   (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              August 31,   November 30,
                                                 1998          1997
                                              ---------    -----------
                                             (unaudited)
                                                   (in thousands)
Current liabilities:
  Accounts payable                            $   2,405      $   3,023
  Undistributed oil and gas
   production receipts                              324            393
  Accrued production and property taxes             469            551
  Prepayments from joint interest owners            380            565
  Accrued expenses                                  383            377
  Income taxes payable (Note 3)                      59             42
  Deferred income taxes (Note 3)                    217            201
  Other                                              15             37
                                              ---------      ---------

        Total current liabilities                 4,252          5,189
                                              ---------      ---------

Long-term bank debt (Note 2)                      3,300          2,200
Deferred income taxes (Note 3)                       68            788

Commitments and contingent liabilities
   (Notes 4 and 5)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                 -              -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,611,001 in 1998, and 4,492,068 in 1997
    (outstanding 4,157,552 in 1998 and
    3,883,557 in 1997)                              922            898
  Additional paid-in capital                     19,272         18,124
  Retained earnings (accumulated deficit)        (1,167)         2,887
                                              ---------      ---------
                                                 19,027         21,909
  Less: Treasury stock at cost
          453,449 shares in 1998 and
          608,511 shares in 1997                 (3,156)        (3,951)
                                              ---------      ---------
        Total stockholders' equity               15,871         17,958
                                              ---------      ---------
                                              $  23,491      $  26,135
                                              =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Nine Months Ended                       Three Months Ended
                                                                  August 31,                              August 31,
                                                         --------------------------              ----------------------------
                                                           1998               1997                 1998                 1997
                                                         --------          --------              --------             -------
                                                                       (in thousands, except per share data)
Revenues:
  Oil and gas sales                                      $ 8,113            $ 9,919              $ 2,495              $ 3,275
  Operating and management
    services                                                 988                880                  362                  303
  Interest and other income                                  109                123                   32                   51
                                                         -------            --------             --------             -------
       Total revenues                                      9,210             10,922                2,889                3,629
                                                         -------            --------             --------             -------

Costs and expenses:
  Lease operating expenses                                 1,662              1,402                  445                  451
  Property and production taxes                              802                921                  261                  296
  Operating and management
    services                                                 807                576                  311                  188
  General and administrative                               1,155              1,140                  257                  273
  Depreciation, depletion and
   amortization                                            2,834              2,382                  944                  892
  Impairments                                              2,816                494                    -                  494
  Exploration expense                                        477                505                   49                  125
  Litigation expense (Note 4)                                  -                 11                    -                    -
                                                         --------           --------             --------             -------
      Total costs and expenses                            10,553              7,431                2,267                2,719
                                                         --------           --------             --------             -------
       Operating income (loss)                             (1,343)            3,491                  622                  910
                                                         --------           --------             --------             -------
 Other expenses (income):
  Interest                                                   179                111                   65                   46
  Other                                                       30                 (5)                  (4)                   1
                                                         -------            -------              --------             -------
                                                             209                106                   61                   47
                                                         -------            -------              --------             -------
     Earnings (loss) before
        income taxes                                      (1,552)             3,385                  561                  863

Provision (benefit) for income
  taxes (Note 3)                                            (590)             1,286                  213                  328
                                                         -------            -------              -------              -------
     Net earnings (loss)                                 $  (962)           $ 2,099              $   348              $   535
                                                         =======            =======              =======              =======
Earnings (loss) per share (Note 7):
  Basic                                                  $  (.23)           $   .49              $   .08              $   .13
                                                         =======            =======              =======              =======
  Diluted                                                $  (.23)           $   .48              $   .08              $   .12
                                                         =======            =======              =======              =======
Average number of common shares and common
  equivalent shares outstanding:
  Basic                                                    4,232              4,310                4,209                4,279
                                                         =======            =======              =======              =======
  Diluted                                                  4,232              4,392                4,266                4,372
                                                         =======            =======              =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Nine Months Ended August 31, 1998
                                   (Unaudited)

                                                                         Retained
                                      Common Stock         Additional    Earnings       Treasury Stock
                                -------------------------   Paid-in    (Accumulated  -------------------
                                  Shares        Amount      Capital      deficit)    Shares       Amount
                                ----------   ------------  ----------  ------------  -------------------
                                                          (dollar amounts in thousands)
Balances,
  December 1, 1997               4,492,068       $   898      $18,124      $ 2,887    608,511      $(3,951)

Exercise of employee
  stock options                    109,910            22          592            -     27,193         (229)
Purchase of shares                       -             -            -            -    241,766       (1,831)
Shares issued for Stock
  Purchase Plan                      9,023             2           70            -     (2,275)          15
10% stock dividend                       -             -          492       (3,092)  (386,494)       2,598
Shares issued for
  Incentive Bonus Plan
  and directors' fees                    -             -          (57)           -    (35,252)         242
Tax benefit of disqualifying
  disposition of incentive
  stock options                          -             -           51            -          -            -
Net loss                                 -             -            -         (962)         -            -
                                 ---------       -------      -------      -------    -------      -------
Balances,
  August 31, 1998                4,611,001       $   922      $19,272      $(1,167)   453,449      $(3,156)
                                 =========       =======      =======      =======    =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                          Nine Months Ended August 31,
                                          ----------------------------
                                             1998              1997
                                          -----------      -----------
                                                 (in thousands)

Net earnings (loss)                        $   (962)         $ 2,099

Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
    Depreciation, depletion, and
      amortization                            2,834            2,382
    Impairments                               2,816              494
    Deferred income tax provision (benefit)    (653)           1,151
    Other                                       249               83
Net change in operating assets and
  liabilities                                 1,776              376
                                           --------          -------

        Net cash provided by
          operating activities                6,060            6,585
                                           --------          -------

Cash flows from investing activities:
  Additions to oil and gas properties        (6,149)          (6,802)
  Additions to other assets                    (101)            (109)
                                           --------          -------

        Net cash used in
          investing activities               (6,250)          (6,911)
                                           --------          -------

Cash flows from financing activities:
  Proceeds from long-term debt                1,800            2,200
  Reduction in long-term debt                  (700)          (1,200)
  Proceeds from issuance of
    common stock                                457              230
  Purchase of treasury stock                 (1,831)          (1,068)
  Other                                          (2)               -
                                           --------          -------

      Net cash provided by (used in)
        financing activities                   (276)             162
                                           --------          -------

Net increase (decrease) in cash and
  cash equivalents                             (466)            (164)
Cash and cash equivalents at
  beginning of period                         1,857            1,396
                                           --------          -------
Cash and cash equivalents at
  end of period                            $  1,391          $ 1,232
                                           ========          =======


                                   (continued)

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


                                         Nine Months Ended August 31,
                                         ----------------------------
                                            1998              1997
                                         ----------        ----------
                                                (in thousands)

 Supplemental disclosure of cash
  flow information:
    Cash paid during the period for:
      Interest                            $   177           $    119
                                          =======           ========
      Income taxes, net of refunds        $    46           $     26
                                          =======           ========

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

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of management's estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of August 31, 1998 and November 30, 1997, and the results of its operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective for the 1998 fiscal year. Prior period earnings per share data presented has been restated to conform with the provisions of SFAS No. 128. The purpose of SFAS No. 128 is to simplify the computation of earnings per share. The new standard replaces the calculation of "primary earnings per share" with a calculation called "basic earnings per share" and redefines "diluted earnings per share".

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

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     Financial Instruments and Concentrations of Credit Risk
     -------------------------------------------------------

     The Company maintains demand deposit accounts with separate banks in Denver, Colorado. The Company also invests cash in the highest rated commercial paper of large U.S. companies, with maturities not over 30 days, which have minimal risk of loss. At August 31, 1998 and November 30, 1997 the Company had investments in commercial paper of $1,600,000 and $900,000, respectively. The carrying amount of long-term debt approximates fair value because the interest rate on this instrument changes with market interest rates.

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

     The Company follows the entitlements method of accounting for gas balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1997 and August 31, 1998.

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

     Accounting for Stock-Based Compensation
     ---------------------------------------

     The Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation". This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and was effective for the Company's 1997 fiscal year. The Company uses the alternative pro forma annual disclosures as permitted in the Standard.

     New Accounting Pronouncements
     -----------------------------

     SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for financial

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


statements for periods beginning after December 15, 1997. The adoption of this statement will not have a material impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The Company must apply this statement no later than its fiscal year ending November 30, 1999. SFAS No. 131 requires disclosing segment information using the "management approach" and replaces the "industry segment" approach using SFAS No. 14. The segment information previously presented is not expected to materially change when SFAS No. 131 is adopted.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The Company must apply this statement no later than its fiscal year ending November 30, 2000. SFAS No. 133 requires recording all derivative instruments as assets or liabilities measured at fair value. This Statement is not expected to materially affect the Company's financial statements.

(2)  LONG-TERM DEBT

     The Company has a credit agreement with Norwest Bank Denver, N.A. that was amended on September 8, 1998 to extend the revolving period to July 1, 2000 when it entirely converts to an amortizing term loan which matures July 1, 2003. The credit agreement is collateralized by a first lien on oil and gas properties.

     As requested by the Company, the borrowing base was limited to $10,000,000 without regard to the maximum allowable amount that would be set by the bank during its semi-annual redetermination. A commitment fee of .25% is payable for any unused portion of the amount which is the difference between the borrowing base and the outstanding borrowings.

(3)  INCOME TAXES

     The Company files a consolidated income tax return with CGSI and has executed a tax allocation agreement which provides for an allocation and payment of income taxes based upon each company's separate tax liability calculation.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


Consolidated income taxes are payable only when taxable income exceeds available net operating loss carryforwards and other credits.

     The Tax Reform Act of 1986 limits the use of corporate tax carryforwards in any one taxable year if a corporation experiences a 50% change of ownership. Columbus experienced such a change of ownership in October 1987 which limits its use of pre-change ownership net operating losses to approximately $900,000 in each subsequent year.

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

     The provision (benefit) for income taxes consists of the following (in thousands):

                                            Nine Months Ended August 31,
                                            ---------------------------
                                               1998                1997
                                             ------              ------
Current:
         Federal                             $    6              $   34
         State                                   57                 101
                                             ------              ------
                                                 63                 135
                                             ------              ------
Deferred:
         Federal                               (632)              1,032
         Use of loss carryforwards                5                  76
         State                                  (26)                 43
                                             ------              ------
                                               (653)              1,151
                                             ------              ------

  Total income tax (benefit) expense         $ (590)             $1,286
                                             ======              ======

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     The total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                                Percent of Pretax Earnings
                                               Nine Months Ended August 31,
                                               ----------------------------
                                                1998                  1997
                                                ----                  ----

U.S. Statutory rate                             (34)%                  34 %
State income taxes                                2                     3
Other                                            (6)                    1
                                               ----                   ---
                                                (38)%                  38 %
                                               ====                  ====

     During the nine months of fiscal 1998, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                  Current Year
                                      ------------------------------------------
                                                Stock-
                                       Dec. 1,  holders'              August 31,
                                        1997    Equity    Operations     1998
                                      -------- --------- ----------- -----------
     Deferred tax assets:
       Pre-1987 loss carryforwards     $1,053   $   -      $     -       $1,053
       Post-1987 loss carryforwards       540       -            -          540
       Percentage depletion
         carryforwards                  1,304       -            -        1,304
       State income tax loss
         carryforwards                    105       -           (5)         100
       Other                              327       -           (7)         320
                                      -------    ----       ------       ------
                  Total                 3,329       -          (12)       3,317
          Valuation allowance
            (long-term)                (1,443)      -            -       (1,443)
                                      -------    ----       ------       ------
         Deferred tax assets            1,886       -          (12)       1,874
                                      --------   ----       ------       ------

     Tax benefit of disqualifying
       disposition of incentive
       stock options                        -      51(a)       (51)           -
                                      -------    ----       ------       ------

     Deferred tax liabilities-
       Depreciation, depletion and
         amortization and other        (2,875)      -          716       (2,159)
                                      -------    ----       ------       ------
         Net tax asset (liability)   $   (989)   $ 51      $   653      $  (285)
                                      =======    ====       ======       ======

(a)Credited to additional paid-in capital.

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

(5)  COMMITMENTS AND CONTINGENT LIABILITIES

     When the Company uses natural gas and crude oil swaps they are considered financial instruments with off-balance sheet risk which are used in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involved, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had no natural gas or crude oil swaps outstanding as of August 31, 1998.

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

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(6)  RELATED PARTY TRANSACTIONS

     CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $185,000 and $189,000 for the nine months of 1998 and 1997, respectively.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(7)  EARNINGS PER SHARE

     The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                             Nine Months        Three Months
                                           Ended August 31,    Ended August 31,
                                           ---------------     ---------------
                                           1998       1997     1998      1997
                                           ----       ----     ----      ----
                                                     (in thousands,
                                                 except per share data)
Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted EPS (numerator)             $  (962)    $ 2,099   $   348   $  535
                                        =======     =======   =======   ======
Shares (denominator):
  Basic EPS                               4,232       4,310     4,209    4,279
  Effect of dilutive option
    shares                                    -          82        57       93
                                        -------     -------   -------   ------
  Diluted EPS                             4,232       4,392     4,266    4,372
                                        =======     =======   =======   ======

Per share amount:
  Basic EPS                             $  (.23)    $   .49   $   .08   $  .13
                                        =======     =======   =======   ======
  Diluted EPS                           $  (.23)    $   .48   $   .08   $  .12
                                        =======     =======   =======   ======

Number of shares not
  included  in basic EPS that
  would have been  antidilutive
  because exercise price of options
  was greater than the average market
  price of the common shares                170          67       170       67
                                        =======     =======   =======   ======

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

Liquidity and Capital Resources

     Third quarter results continued to suffer from the lowest average crude oil prices in the last ten years. Average natural gas prices also were lower than 1997's third quarter while natural gas production was up 2% compared to last year's quarter. Third quarter 1998's cash flow was primarily reduced by those weak product prices plus the shut-in of several oil wells so it fell significantly below 1997's similar quarter. Net quarterly earnings of $348,000, or $0.08 per share, were 35% below last year's net earnings of $535,000, or $0.13 per share, which enjoyed natural gas and oil prices near the highest levels of any quarter in recent years.

     Shareholders' equity as of the end of the third quarter 1998 decreased to $15,871,000 from $17,958,000 at November 30, 1997 primarily due to first quarter impairment charges. Working capital was a temporary negative $205,000 as of August 31, 1998 when a sizable accrual of accounts payables related to the accelerated drilling program occurred in August but these were subsequently paid early in September using a bank draw. Cash flow for the fourth quarter, in conjunction with additional bank borrowings should provide a sufficient source of funds to meet the remaining 1998 capital expenditure program. It appears the original budget for 1998 of $6,800,000 which included developing undeveloped reserves and funding an increased exploratory program which emphasized drilling several natural gas reserve prospects along the Gulf Coast of Texas will now exceed 1998's cash flow. Success to date with the Texas exploratory wildcats is adding completion cost expenditures and will lead to the drilling of several offset development wells so it is likely that budget will be exceeded also.

     A significant portion of the costs incurred for wells drilled in late 1997 were actually paid early in 1998 and those costs appear as additions to properties in the consolidated Statements of Cash Flows in this report. This necessitated a short term draw from the Company's bank credit facility during first quarter of 1998. Subsequently, there have been additional draws required by the accelerated drilling expenditures in recent months. Regardless of the recent need for withdrawals, management intends that the $10,000,000 credit facility continue to be primarily targeted for acquisitions of oil and gas properties, but obviously this credit can be used for any legal corporate purpose and is therefore available for accelerated capital expenditures.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be determined after giving effect to working capital changes. Accordingly, GAAP's net cash provided from operating activities was $6,060,000 for the nine months of 1998 which compares with $6,585,000 last year. This GAAP cash flow coupled with use of the Company's credit facility has provided sufficient liquidity to fund all capital expenditures to date as well as treasury share repurchases.

     However, management places greater reliance upon an important alternative method of computing cash flow generally known as Discretionary Cash Flow ("DCF") (which is not GAAP but is commonly used in the industry). This method calculates cash flow before considering either working capital changes or deduction of explora tion expenses. Since the latter expenditures can be increased or decreased at management's discretion, DCF is often used by successful efforts companies when making comparisons with the cash flow results of a majority of other independent energy companies which use the full cost accounting method. Their exploration expenses are capitalized and do not adversely affect immediately either operating cash flow or net earnings. Columbus' DCF for the nine months of 1998 was $4,761,000 down 29% from 1997's similar period which was a record $6,714,000. As previously indicated, this decrease was primarily attributable to lower crude oil and natural gas prices because daily production stated in barrels equivalent was essentially flat compared with last year's similar period. DCF is calculated without debt retirement requirements being considered but in Columbus' case it does not matter since outstanding bank debt requires no principal payments before August 1, 2000. Interest expense on the outstanding debt has been relatively insignificant and is always deducted before arriving at DCF anyway.

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

     However, neither DCF nor operating cash flow before working capital changes may be substituted for net income or for cash available from operations as defined by GAAP. Furthermore, currently reported cash flows, however defined, are not necessarily indicative that there will be sufficient funds for all future cash requirements. For the first nine months of 1998, GAAP cash flow was much higher than DCF.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     At the present time, the Company has no hedges in place of either crude oil or natural gas prices similar to those swaps it negotiated in prior years. As a result the Company's current oil and gas revenues are fully exposed to risk of declining prices such as have occurred during fiscal 1998 to date. However, it will be able to fully benefit from any price increases should these occur during the balance of 1998 or during fiscal 1999.

     Columbus had outstanding borrowings of $3,300,000 as of August 31, 1998 against its $10,000,000 line of credit with Norwest Bank Denver, N.A. which is collateralized by oil and gas properties. At the end of the third quarter 1998, the ratio of bank debt to shareholders' equity was 0.21 and to total assets was
0.14 and outstanding debt used a LIBOR option with an average interest rate of 7.2%. Subsequent to the end of the third quarter, Columbus has drawn down an additional $1,400,000 to pay accelerated drilling expenses, restore its positive working capital position and purchase treasury shares in September as discussed below. The net increase (or decrease) of long-term debt directly affects cash flows from financing activities as do the purchase of treasury shares and proceeds from the exercise of stock options.

     Working capital at August 31, 1998 had declined to a negative $205,000 from a positive $722,000 at November 30, 1997 for reasons discussed above. Actual nine month's capital expenditures for 1998 only were $4,769,000 for additions to oil and gas properties and $1,831,000 for the purchase of 241,766 treasury shares affected working capital. However, the foregoing property capital expenditures differ from the amount shown in the consolidated Statement of Cash Flows which also includes cash payments made during 1998 for 1997 expenditures which had been incurred but not yet paid as of 1997's year end. Those extra expenditures also contributed to the increased borrowings in 1998.

     The Company has been authorized by its Board of Directors throughout the past several years to repurchase its common shares from the market subject to certain price limitations. During May 1998 an additional 200,000 shares were authorized for repurchase at prices not to exceed $8.25 per share. This excluded a small number of shares which remained to be acquired from prior authorizations. For the first nine months of fiscal 1998, 241,766 shares were repurchased (246,731 shares after the effect of the 10% stock dividend on certain shares) at a restated average price of $7.36 per share.

     Subsequently, during September and October 1998, an additional 75,700 shares have been acquired at an average price of $6.36 per share with approximately 59,000 shares remaining to be purchased under the May, 1998 authorization.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Impact of the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four, or other methods, to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 and could result in a system failure or miscalculations causing disruptions of operations such as a temporary inability to process transactions, transmit invoices or engage in similar normal business activities.

     The Company upgraded its major system computer software in 1997 to a new release of a major software vendor that is compliant with the year 2000. Columbus has started its review of other less important systems as well as its significant suppliers, purchasers, and transporters of oil and gas to determine the extent to which the Company might still be vulnerable to other failures and what the impact might be on its operations.

     The Company's interest in wells operated by other companies is not considered to be as important but it is attempting to determine to what extent those companies are ready for the year 2000. Outside services are used for its payroll and medical benefits processing and those companies have notified the Company that updates to their software that is year 2000 compliant will be available before year-end 1998. The Company is also somewhat dependent upon personal computers and certain spreadsheet and word processing software programs which may not be year 2000 ready at present. Evaluations will be made so as to establish which of those systems are critical and need to be remedied.

     The Company also relies on non-information technology systems, such as office telephones, facsimile machines, air conditioning, heating, elevators in its leased office building, which may have embedded technology such as micro controllers and are generally outside of its control to assess or remedy. These might adversely impact the Company's business but in management's opinion would not create a material disruption.

     As previously disclosed, the major system computer software upgrade performed in 1997 cost $16,000. Management expects that this represents the majority of the costs, including replacement of any non-compliant information technology system, required to meet its goal of being year 2000 ready for mission-critical systems. The Company does not believe that any loss of revenue will occur as a result of the year 2000 problem but regardless of efforts to identify and remedy such problems, there could be year 2000 related failures that cause some disruption. The Company has not yet established a contingency plan should year 2000 failures occur and does not yet know if it will in fact create a contingency plan.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS

     During 1998's third quarter, lower oil and gas sales were responsible for gross revenues decreasing by 24% while operating income declined to $622,000 compared with $910,000 in 1997 despite reduced costs. Other comparisons for the 1998 quarter versus 1997 related to prices, production and oil and gas sales are covered later in this section.

     Thus far during 1998, the Company postponed all Williston Basin oil drilling. It has accelerated its exploration efforts by acquiring acreage and 3-D seismic data and agreeing to drill at least three new onshore Gulf Coast wildcats located between Houston and Corpus Christi which have all been successful. These include the Wilcox discovery discussed below as well as a Frio gas discovery in Matagorda County and the Vicksburg gas discovery in Jim Wells County reported in the prior quarter. These prospects were considered particularly attractive because they offered initial well sites which could produce from several different zones in the same well bore. Acquisition costs inclusive of acreage and 3-D seismic approximate $700,000 net to Columbus.

     For 1998's third quarter drilling results, four gross wells (1.96 net WI) were all located in the onshore Gulf Coast area of Texas. These included one (.65 net WI) successful development gas well and one successful (.20 net WI) exploratory oil well both of which were extensions of the Sralla Road Field in Harris County. Also one (.615 net WI) development dry hole was drilled in Jim Wells County, but a very important Wilcox discovery gas well (.50 net WI) was completed at its El Squared prospect in Bee County.

     The Sralla Road Field wells included the Cedar Bayou #3 (.65 net WI) offset extension to the northeast which began production in late August at an initial daily rate of approximately 600 Mcf of natural gas and 35 barrels of oil and that gas production has recently stabilized at approximately 280 Mcfd. The successful oil discovery was the Jones #1 (.20 net WI) which extended this field over one mile to the southwest and apparently is separated from the gas cap by a cross fault. It flow tested 240 barrels of oil and 225 Mcf of natural gas per day on an 8/64" choke and is a new reservoir oil discovery. It is currently shut-in awaiting completion of a gathering line through a heavily populated area as the gas cannot be flared. This pipeline is expected to be completed in the fourth quarter.

     As described in prior quarterly reports, the most significant exploratory test well to be drilled in recent years was the Long #1 well in Bee County which prospect is within an area of numerous prolific, multi-zone oil and natural gas fields. A 50% participation was acquired in an acreage block of 4,024 acres which has 3-D seismic coverage. The initial test well was drilled to about

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

10,700 feet and tested three Slick and two Luling sands of the Wilcox formation. The Long #1 has been completed in 38 feet of perforations in the two uppermost Slick sands which were 46 feet and 37 feet thick respectively, between the depths of 9704 and 9835 feet. Also, a third Slick sand was penetrated which was 183 feet thick and also flowed natural gas and water from the top 40 feet. However, this zone is proposed to be completed in a companion well which will be drilled a few hundred feet northwest where the third Slick should be found at a much higher structural position. This will also add the potential of successfully completing one or both of the two 90-foot thick Luling sands that were penetrated in the first well bore which also had gas shows but the logs indicated they were probably wet. It is expected this second well bore will be commenced later in October after further review of the seismic has helped to select a surface location where the up-to-the-coast major fault can be penetrated in the very top of the third Slick sand and where the Luling sands should be over 100 feet higher structurally.

     The Long #1 was tested on various size chokes for its official Texas RRC test and through the largest, which was a 16/64th inch choke, the well flowed at the rate of 2.9 million cubic feet per day (MMCFD)along with 20 barrels of condensate and 70 barrels of water per day. It has subsequently been connected temporarily to a nearby gathering line and began selling gas in early October. Recent sales rate exceeded 2 MMCFD with 11 barrels of condensate and 48 barrels of water per day with a flowing tubing pressure of 1540 psi.

     The aforementioned dry hole development well was an offset to the Vicksburg sand gas discovery reported in the second quarter. This development well site was located using subsurface control only and was off structure. At present a 3-D seismic program in this area which encompasses this acreage is being shot by others and Columbus will have access to it early next year. This will be used to select what should be a more favorable structural location for at least one more Vicksburg well plus there is a possibility of deeper prospective zones to test also.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Oil and Gas Revenues and Operating Costs
     ----------------------------------------

     The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between periods for the third quarters of 1998 and 1997 and the third quarter of 1998 versus the second quarter of 1998.


                                              Third Quarter
                                          ---------------------        %          Second Qtr.      %
                                           1998           1997       Change          1998        Change
                                          ------         ------      ------       -----------    ------

         Natural gas revenues M$          $1,914         $2,016       (5)%          $ 2,017        (5)%
         Oil revenue M$                   $  581         $1,259      (54)%          $   764       (24)%
         Natural gas sales volumes:
           Millions of cubic feet            892            874        2 %              856         4 %
           MCF/day                         9,696          9,497                       9,303

         Oil sales volumes:
           Barrels                        50,944         67,944      (25)%           57,570       (12)%
           Barrels/day                       554            739                         626

         Average price received:
           Natural gas - $/MCF            $ 2.15         $ 2.31       (7)%           $ 2.36        (9)%
           Oil - $/BBL                    $11.41         $18.53      (38)%           $13.27       (14)%

     Natural gas revenues decreased 5% in the third quarter of 1998 when compared to 1997's quarter solely a result of decreased prices since volumes improved by 2%. Several gas wells were completed and connected during the intervening months but this was offset by the sale of a Berry R. Cox Field property and normal decline. Average gas prices were down 7% commensurate with a lack of increased demand due to a warm winter and high percentage of storage refill. The latest quarter compared to the second quarter of 1998 showed 4% higher sales volumes due to production from new wells connected just prior to the close of the quarter. However, the 9% decrease in average prices for the quarter versus the second quarter was affected by the same storage refill influence. Therefore, gas revenues decreased 5% as a direct result of those lower prices since production was up 4%.

     Oil revenues for 1998's third quarter were down significantly by 54% when compared to the similar 1997 quarter which was the result of a substantial 38% decrease in the average price and a lower sales volume of 25%. The latter directly reflected the sharp decline of a 90%-owned Montana well which had been recompleted uphole during 1997's third quarter and contributed its initial flush production for the period. Also, during 1998's third quarter, several wells became marginal and were shut down. Any well which had pump or tubing problems was not repaired nor were workovers performed. Oil revenues for last year's third quarter had also benefitted by $46,900 ($.69 per barrel) from crude oil swap participation but unfortunately no such crude oil swaps were in place this year to offer protection from this latest price debacle.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     When compared with 1998's second quarter results, third quarter oil revenues were down 24% due to a 14% decrease in the average price while production declined 12% due to the aforementioned lack of workovers, postponed downhole equipment repairs or replacements, and the election to shut down wells which became uneconomic at prevailing prices.

     Columbus' 1998 third quarter average sales volumes of natural gas of 9,696 Mcfd (which was a quarterly record) and oil and liquids production of 563 barrels per day equates to an average daily production of 2,179 barrels of oil equivalent (BOE) compared to 2,330 BOE of production during 1997's third quarter. A sale of a gas property in the Berry R. Cox field, the sharp decline during the intervening period in the Montana oil well recompletion, as well as the aforementioned shut-ins of several oil wells more than offset the increases generated by new gas wells which were connected between those comparative periods.

     Lease operating expenses for the third quarter were comparable to 1997's. Essentially all expensive workovers and downhole and surface equipment replacements on older wells had occurred during the first six months of fiscal 1998. Lease operating costs on a BOE basis were $2.22 in 1998 compared to $2.10 in 1997 which had higher production. Operating costs as a percentage of revenues were up to 18% as a result of lower sales versus only 14% in 1997's third quarter when excellent prices also helped to generate record revenues for that period.

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

     Operating and Management Services
     ---------------------------------

     This segment of the Company's business is comprised of opera tions and services conducted on behalf of third parties including compressor rentals and salt water disposal facilities.

     Operating and management services gross profit was $181,000 during nine months 1998 compared to a $304,000 profit during the equivalent period in 1997. There was only a $51,000 profit for the third quarter 1998 due to unusually high workover expenses required to clean out sand from the well bore of a salt water disposal well in Texas. Revenues did improve during 1998's third quarter as the number of operated wells and drilling activity increased along with an increase from 50% to 100% ownership interest in four compressors operating in South Texas.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Interest Income
     ---------------

     Interest income is earned primarily from short-term invest ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income during the third quarter was $32,000 in both 1998 and 1997.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category.

     The Company's general and administrative expenses for the third quarter of 1998 were 6% less than last year despite salary increases which were granted effective December 1, 1997 for non-officer employees and May 1, 1998 for officers. Costs in 1998 decreased for data processing and outside accounting services while more labor costs were allocated by employees to operating services portion of the Company's business for the latest period.

     Reimbursement for services provided by Columbus officers and employees for managing Resources is expected to decrease during 1998's fourth quarter. This is based on the assumption that the new President and Chief Executive Officer who has purchased a 4.5% equity position in Resources as of June 30, 1998 will be adding staff during the next several months. Notice of termination of the services contract by Resources requires only 30 days but requires a 90 day notice for Columbus to completely withdraw from providing personnel services. When such notice does occur, it is expected that Columbus' general and administrative expense will rise commensurately since staff reductions are not presently contemplated although some contract services could be reduced. Reimbursement of $62,000 for 1998 compares with $58,000 during the third quarter of 1997 for providing services to Resources.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Total charges for this expense item increased over 1997 as a result of increased production and development expenditures in the intervening period as well as reduced reserves in several cost pools brought about by lower crude oil prices. This resulted in a 1998 third quarter depletion rate of $4.60 per BOE compared with the $4.01 per BOE for the like period of fiscal 1997 and $3.91 per BOE for all of 1997.

     Exploration Expense
     -------------------

     In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells. Other exploratory charges such as seismic and geologic costs must also be immediately expensed regardless of whether a prospect is ultimately proved to be successful. Exploration charges of $49,000 for 1998's third quarter were down from 1997's $125,000 which had included $74,000 for a non-commercial exploratory oil well. Several exploratory natural gas prospects will be drilled over the next few months along the Texas Gulf Coast on leaseholds either already owned or under consideration. At present no exploratory oil wells are planned for any of the 3-D seismic structures mapped on our Williston Basin leasehold blocks in Montana until crude oil prices improve. Earlier in 1998 3-D seismic costs of $135,000 had been incurred in this area because of an anticipated improvement in crude oil prices and leasehold expirations which will occur during 1999. All such exploration charges not only decrease net earnings but also reduce reported GAAP cash flow from operations even though they are discretionary expenses; however, such charges are added back for purposes of determining DCF which is why it more nearly tracks cash flow reported by full cost accounting companies who capitalize these costs. Approximately $300,000 of 3-D seismic costs were originally budgeted for 1998 in Richland County, Montana but with crude oil prices in disarray, this program was deferred indefinitely and the money spent on Gulf Coast gas exploration.

     Impairments
     -----------

     No impairment loss was necessary for the 1998 third quarter even though crude oil and natural gas prices declined further from the end of the second quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     The non-cash impairment loss of $2,816,000 thus far in 1998 was primarily recognized during the first quarter with the extremely low crude oil prices being a major contributor along with a Louisiana well's performance. These resulted in a reduction in reserve quantities as well as the remaining carrying value of several successful efforts pools after remaining unamortized costs suddenly exceeded the newly calculated undiscounted future net cash flows. Certain property pools were written down to a fair value based on an assumption that the average future crude oil price would be $18.75 per barrel over the remaining life of those pools. Some portion of those crude oil reserves is expected to be restored at such time as crude oil prices improve but none of the impairment charges may be reversed. An additional $400,000 of impairments were also provided for probable loss in value of undeveloped acreage holdings (unproved properties) located primarily in Louisiana plus $56,000 was expensed for an expired lease.

     Interest Expense
     ----------------

     Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding has been higher during 1998's third quarter than in 1997. The average bank interest rate paid this latest quarter was 7.1% which compares to 7.2% in 1997.

     Income Taxes
     ------------

     During the first nine months of 1998, the net deferred tax liability decreased to only $285,000 as a result of the large financial statement impairment write-offs which substantially reduced the book versus tax temporary differences. The liability is comprised of a $217,000 current portion and a $68,000 long-term portion. A tax deduction of $51,000 from the benefit of disqualifying disposition of incentive stock options has been added to additional paid-in capital during 1998. The estimated increase in deferred tax assets was $653,000 during the nine months. The effective tax rate for 1998 is 38%. See also Note 3 to the consolidated financial statements for further explanation of income taxes.

     Statement  Pursuant to Safe  Harbor  Provision  of the  Private  Securities
     ---------------------------------------------------------------------------
     Litigation Reform Act of 1995
     -----------------------------

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10(a)- First  Amendment of Credit  Agreement  dated  September 8,
                      1998 between Columbus Energy Corp. and Norwest Bank Colorado, National Association.

               10(b)- Second  Amendment  of Credit  Agreement  dated  October 6,
                      1998 between Columbus Energy Corp. and Norwest Bank Colorado, National Association.

               27   - Financial data schedule - August 31, 1998

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       COLUMBUS ENERGY CORP.
                                                    ----------------------------
                                                           (Registrant)


DATE:      October 13, 1998                     /s/ Harry A. Trueblood, Jr.
      ---------------------------------             ----------------------------
                                                    Harry A. Trueblood, Jr.
                                                    Chairman, President and
                                                    Chief Executive Officer
                                                    (a duly authorized officer)


DATE:      October 13, 1998                     /s/ Ronald H. Beck
      ---------------------------------             ----------------------------
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

                      FOR THE QUARTER ENDED AUGUST 31, 1998





                              COLUMBUS ENERGY CORP.
                           (Exact Name of Registrant)

                               1660 Lincoln Street
                             Denver, Colorado 80264
                     (Address of Principal Executive Office)

                                                                   Exhibit 10(a)


                       FIRST AMENDMENT OF CREDIT AGREEMENT
                       -----------------------------------

     THIS FIRST AMENDMENT OF CREDIT AGREEMENT (this "Amendment"), dated as of September 8, 1998, is by and between COLUMBUS ENERGY CORP., a Colorado corporation (herein called "Borrower"),and NORWEST BANK COLORADO, NATIONAL ASSOCIATION, a national banking association (herein called "Norwest").


                                    RECITALS

     A. Borrower and Norwest entered into an Amended and Restated Credit Agreement dated as of October 23, 1996 (the "Credit Agreement"), in order to set forth the terms upon which Norwest would make available to Borrower a line of credit and by which the line of credit would be governed. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

     B. Borrower and Norwest wish to enter into this Amendment in order to amend further certain terms and provisions of the Credit Agreement.


                                    AGREEMENT

     NOW, THEREFORE, in consideration of $10.00 and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1. Credit Agreement. The Credit Agreement shall be, and hereby is, amended as follows as of the date hereof:

          (a)  The  following   shall  be  substituted  for  the  definition  of
     "Borrowing Base Period" in Section 1.1 on page 2 of the Credit Agreement:

               "Borrowing Base Period" means: (a) the period from the date of this Agreement through March 31, 1997; (b) thereafter, until April 1, 2000, each twelve-month period beginning on April 1 of each year; and
          (c) the period from April 1, 2000 to July 1, 2000.

          (b)  The  following   shall  be  substituted  for  the  definition  of
     "Principal Payment Date" in Section 1.1 on Page 8 of the Credit Agreement:

               "Principal Payment Date" means: (a) the first Business Day of each calendar month, commencing August 1, 2000, and (b) if all Obligations due and payable on any such date are not then paid, each succeeding day until all due and payable Obligations are paid in full.

          (c)  The  following   shall  be  substituted  for  the  definition  of
     "Principal Payment Date" in Section 1.1 on page 8 of the Credit Agreement:

               "Revolving Period" means the time period from the date of this Agreement to July 1, 2000.

     2. The Note. The Note shall be amended, such amendment to be effected by an Allonge (the"Allonge") to be attached to the Note and to be substantially in the form of Exhibit A attached hereto and made a part hereof.

     3. Loan Documents. All references in any document to the Credit Agreement and the Note shall refer to the Credit Agreement and the Note, as amended pursuant to this Amendment and the Allonge.

     4. Conditions Precedent. The obligations of the parties under this Amendment and under the foregoing amendments to the Credit Agreement and the Note are subject, at the option of Norwest, to the prior satisfaction of the condition that Borrower shall have executed and delivered to Norwest the following (all documents to be satisfactory in form and substance to Norwest):

          (a) This Amendment.

          (b) The Allonge.

          (c) A Consent of Guarantor executed by CGSI in the form of Exhibit B attached hereto and made a part hereof.

     5. Representations and Warranties. Borrower hereby certifies to Norwest that as of the date of this Amendment: (a) all of Borrower's representations and warranties contained in the Credit Agreement are true, accurate and complete in all material respects, and (b) no Default or Event of Default has occurred and is continuing under the Credit Agreement.

     6. Continuation of the Credit Agreement. Except as specified in this Amendment and the Allonge, the provisions of the Credit Agreement and the Note shall remain in full force and effect, and if there is a conflict between the terms of this Amendment and the Allonge and those of the Credit Agreement or the Note, the terms of this Amendment and the Allonge shall control.

     7. Expenses. Borrower shall pay all expenses incurred in connection with the transactions contemplated by this Amendment, including without limitation all fees and expenses of Norwest's attorney.

     8. Miscellaneous. This Amendment shall be governed by and construed under the laws of the State of Colorado and shall be binding upon and inure to the benefit of the parties hereto and their successors and assigns. This Amendment may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

     Executed as of the date first above written.

                                               COLUMBUS ENERGY CORP.


                                               By:  /s/ Michael M. Logan
                                                        ------------------------
                                                        Michael M. Logan
                                                        Vice President


                                                NORWEST BANK COLORADO, NATIONAL
                                                ASSOCIATION


                                                By:  /s/ J. Thomas Reagan
                                                         -----------------------
                                                         J. Thomas Reagan,
                                                         Vice President

                                                                   Exhibit 10(b)


                      SECOND AMENDMENT OF CREDIT AGREEMENT
                      ------------------------------------

     THIS SECOND AMENDMENT OF CREDIT AGREEMENT (this "Amendment"), dated as of October 6, 1998, is by and between COLUMBUS ENERGY CORP., a Colorado corporation (herein called "Borrower"), and NORWEST BANK COLORADO, NATIONAL ASSOCIATION, a national banking association (herein called "Norwest").

                                    RECITALS

     A. Borrower and Norwest entered into an Amended and Restated Credit Agreement dated as of October 23, 1996, as amended by an amendment dated as of September 8, 1998 (the "Credit Agreement"), in order to set forth the terms upon which Norwest would make available to Borrower a line of credit and by which the line of credit would be governed. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

     B. Borrower and Norwest wish to enter into this Amendment in order to amend further certain terms and provisions of the Credit Agreement.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of $10.00 and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1. Credit Agreement. The Credit Agreement shall be, and hereby is, amended as follows as of the date hereof:

          (a) By substituting the following for Section 6.2(a) on page 33 of the Credit Agreement:

               (a) Net Worth. The Consolidated Tangible Net Worth of Borrower shall not at any time be less than: (i) $12,000,000, plus (ii) 50 percent of: (A) Borrower's Cumulative Net Income after August 31, 1998, minus (B) an amount equal to the exploration expenses actually incurred by Borrower after August 31, 1998 (as set forth in the line item entitled "Exploration Expenses" in the financial statements submitted by Borrower pursuant to Section 6.1(b) above), up to a maximum of $5,000,000 of such exploration expenses which may be subtracted for any Fiscal Year of Borrower.

          (b) By deleting Section 6.2(c) on page 34 of the Credit Agreement.

     2. Loan Documents. All references in any document to the Credit Agreement shall refer to the Credit Agreement, as amended pursuant to this Amendment.

     3. Conditions Precedent. The obligations of the parties under this Amendment and under the foregoing amendments to the Credit Agreement are subject, at the option of Norwest, to the prior satisfaction of the condition that Borrower shall have executed and delivered to Norwest the following (all documents to be satisfactory in form and substance to Norwest):

          (a) This Amendment.

          (b) A Consent of Guarantor executed by CGSI in the form of Exhibit A attached hereto and made a part hereof.

     4. Representations and Warranties. Borrower hereby certifies to Norwest that as of the date of this Amendment: (a) all of Borrower's representations and warranties contained in the Credit Agreement are true, accurate and complete in all material respects, and (b) no Default or Event of Default has occurred and is continuing under the Credit Agreement.

     5. Continuation of the Credit Agreement. Except as specified in this Amendment, the provisions of the Credit Agreement shall remain in full force and effect, and if there is a conflict between the terms of this Amendment and those of the Credit Agreement, the terms of this Amendment shall control.

     6. Expenses. Borrower shall pay all expenses incurred in connection with the transactions contemplated by this Amendment, including without limitation all fees and expenses of Norwest's attorney.

     7. Miscellaneous. This Amendment shall be governed by and construed under the laws of the State of Colorado and shall be binding upon and inure to the benefit of the parties hereto and their successors and assigns. This Amendment may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

     EXECUTED as of the date first above written.

                                             COLUMBUS ENERGY CORP.


                                             By:      /s/ Michael M. Logan
                                                          ----------------------
                                                          Michael M. Logan
                                                          Vice President

                                             NORWEST BANK COLORADO, NATIONAL
                                             ASSOCIATION


                                             By:      /s/ J. Thomas Reagan
                                                          ----------------------
                                                          J. Thomas Reagan,
                                                          Vice President