Form 10-K
period 1998-11-30
COLUMBUS ENERGY CORP
filed 1999-02-12
CIK 823975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the Fiscal Year Ended                    Commission File Number
         November 30, 1998                               001-9872

                                -----------------

                              COLUMBUS ENERGY CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         COLORADO                                         84-0891713
  -----------------------                   ------------------------------------
  (State of incorporation)                  (I.R.S. Employer Identification No.)

            1660 Lincoln Street
             Denver, Colorado                               80264
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip code)

               Registrant's telephone number, including area code:
                                 (303) 861-5252
                        Securities registered pursuant to
                            Section 12(b) of the Act:

                                                   Name of each Exchange on
        Title of each class                             which registered
  ------------------------------                   -------------------------
  Common Stock, ($.20 par value)                   American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1999 is $21,335,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1999

                                                     Outstanding at
                Class                               January 31, 1999
   ------------------------------                   ----------------
   Common Stock, ($.20 par value)                   4,000,588 shares

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

                                     INDEX

                       Securities and Exchange Commission
                           Item Number and Description

                                     PART I

                                                                         Page
                                                                         ----
Item 1.  Business..........................................................3
Item 2.  Properties - Oil and Gas Operations ............................. 4
Item 3.  Legal Proceedings................................................24
Item 4.  Submission of Matters to a
                Vote of Security Holders..................................24

                                     PART II

Item 5.  Market for the Registrant's Common Equity
                and Related Stockholder Matters...........................25
Item 6.  Selected Financial Data..........................................26
Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................27
Item 8.  Financial Statements and Supplementary Data......................41
Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure....................41

                                    PART III

Item 10. Directors and Executive Officers
                of the Registrant.........................................41
Item 11. Executive Compensation...........................................41
Item 12. Security Ownership of Certain Beneficial
                Owners and Management.....................................41
Item 13. Certain Relationships and
                Related Transactions......................................41

                             PART IV AND SIGNATURES

Item 14. Exhibits, Financial Statement
                Schedules and Reports on Form 8-K.........................42

         Signatures.......................................................72

                                     PART I

Item 1.  BUSINESS

     Columbus Energy Corp. ("Columbus") was incorporated under the laws of the State of Colorado on October 7, 1982. Columbus engages in the production and sale of crude oil, condensate and natural gas, as well as the acquisition and development of leaseholds and other interests in oil and gas properties, and also acts as manager and operator of oil and gas properties for itself and others. It also engages in the business of compression, transmission and marketing of natural gas through its wholly-owned subsidiary, Columbus Gas Services, Inc. ("CGSI"), a Delaware corporation. On September 1, 1998 Columbus formed a Texas partnership named Columbus Energy, L.P. and is its general partner. The partnership's limited partner is Columbus Texas, Inc., a Nevada corporation, which is a wholly-owned subsidiary of Columbus. All of the Company's oil and gas properties in Texas were transferred to the partnership effective September 1, 1998. Columbus remains the operator of the properties. Prior to February 1995 CEC Resources Ltd. (Resources"), an Alberta, Canada corporation, was another wholly-owned subsidiary. The term "Company" or "EGY" as used herein includes Columbus and its subsidiaries.

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

     During 1998 Columbus declared a 10% stock dividend distributed March 9, 1998 to shareholders of record as of February 23, 1998. During 1997, Columbus declared a five-for-four stock split for shareholders of record as of May 27 which was distributed on June 16, 1997 and was issued from authorized but unissued shares. The 1998 dividend and two prior 10% stock dividends in 1994 and 1995 were paid from treasury shares reacquired from the market and therefore reduced cumulative retained earnings and increased paid-in capital. No cash dividends have been paid since the Company became publicly-owned in 1988.

     From shortly after its incorporation until January 1988, the Company was a wholly-owned or majority owned subsidiary of Consolidated Oil & Gas, Inc. ("Consolidated") after which time it became a separate publicly-owned entity as a result of a spin-off via a rights offering by Consolidated to its shareholders.

Item 2.  PROPERTIES

                             Oil and Gas Properties

Reserves

     The estimated reserve amounts and future net revenues were determined by outside consulting petroleum engineers. The reserve tables presented below show total proved reserves and changes in proved reserves owned by Columbus for the three years ended November 30, 1998, 1997 and 1996.

                           PROVED OIL AND GAS RESERVES

                                      1998                  1997                 1996
                               ----------------      ----------------      ----------------
                                 Oil        Gas        Oil        Gas        Oil        Gas
                                MBbl       Mmcf       MBbl       Mmcf       MBbl       Mmcf
                               -----     ------      -----     ------      -----     ------
Proved reserves:
Beginning of year ........     1,805     18,520      1,643     18,665      2,035     14,858
Revisions of previous
   estimates .............      (713)       767       (127)       226       (278)    (1,335)
Purchase of reserves .....         1        320       --         --           17      4,808
Extensions and discoveries        88      6,355        538      5,066        150      3,190
Production ...............      (221)    (3,499)      (249)    (3,370)      (246)    (2,686)
Sale of reserves .........        --         --         --     (2,067)       (35)      (170)
                               -----     ------      -----     ------      -----     ------
End of year ..............       960     22,463      1,805     18,520      1,643     18,665
                               =====     ======      =====     ======      =====     ======
Proved developed reserves:
Beginning of year ........     1,333     16,122      1,211     15,758      1,384     11,282
                               =====     ======      =====     ======      =====     ======
End of Year...............       762     20,674      1,333     16,122      1,211     15,758
                               =====     ======      =====     ======      =====     ======


Proved Developed Producing Reserves

     As of November 30, 1998, Columbus has approximately 621,000 barrels of proved developed producing oil and condensate in the United States most of which are attributable to primary recovery operations. Producing oil properties in North Dakota, Montana and Texas account for over 97%, and Texas alone 62%, of the reserves in the proved developed producing category.

     The gas producing properties owned by Columbus are located in Texas, North Dakota, Louisiana, Oklahoma and Montana and contain 14.4 billion cubic feet of proved developed producing gas reserves. Texas properties account for 99% of these reserves.

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

     Columbus' non-producing reserves equal 141,000 barrels of oil, or 15% of its total proved oil reserves, and 6.3 billion cubic feet of natural gas, or 28% of its total proved natural gas reserves.

Proved Undeveloped Reserves

     Columbus' proved undeveloped reserves were approximately 198,000 barrels and 1.8 billion cubic feet of natural gas. Almost all of the oil reserves in this category are in Montana, North Dakota and Texas. All of the proved undeveloped gas reserves are attributable to undrilled locations offsetting production in Webb, Zapata, Harris and Jim Hogg Counties, Texas, Montana and North Dakota.

     These reserves are expected to either be developed during 1999 or in the future when oil prices again stabilize at levels which will yield a satisfactory rate of return on investment when developed. Four locations in the Williston Basin which had been carried for several years with proved undeveloped oil reserves while awaiting adequate prices which would yield an acceptable rate of return on investment when drilled were dropped at fiscal year end due to low crude prices. This accounted for 211,000 barrels of the reduction in proved oil reserves from fiscal 1997 to fiscal 1998.

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

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                RELATING TO ESTIMATED PROVED OIL AND GAS RESERVES
                             (thousands of dollars)

                                                  1998        1997        1996
                                               --------    --------    --------
Future oil and gas revenues .................  $ 53,271    $ 79,381    $ 98,555
Future cost:
  Production cost ...........................   (13,688)    (21,856)    (25,620)
  Development cost ..........................    (2,638)     (5,401)     (4,264)
Future income taxes .........................    (6,325)    (11,531)    (14,198)
                                               --------    --------    --------
Future net cash flows .......................    30,620      40,593      54,473
Discount at 10% .............................    (8,691)    (10,422)    (16,313)
                                               --------    --------    --------
Standardized measure of discounted future net
  cash flows ................................  $ 21,929    $ 30,171    $ 38,160
                                               ========    ========    ========


          CHANGE IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
                FLOWS FROM ESTIMATED PROVED OIL AND GAS RESERVES
                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1998
                             (thousands of dollars)

                                                  1998        1997        1996
                                               --------    --------    --------
Balance, beginning of year ..................  $ 30,171    $ 38,160    $ 21,392

  Sale of oil and gas net of production costs    (7,397)    (10,708)     (7,556)
  Net changes in prices and production costs    (12,034)    (10,502)     19,446
  Purchase of reserves ......................       310        --         5,158
  Sale of reserves ..........................      --        (1,320)       (229)
  Extensions, discoveries and other additions     6,896       9,660       8,309
  Revisions to previous estimates ...........    (3,406)       (710)     (4,905)
  Previously estimated development costs
    incurred during the period ..............       586       1,089         729
  Changes in development costs ..............     2,066         229         570
  Accretion of discount .....................     3,730       4,653       2,416
  Other .....................................    (2,066)     (1,620)     (1,571)
  Change in future income taxes .............     3,073       1,240      (5,599)
                                               --------    --------    --------
Net increase (decrease) .....................    (8,242)     (7,989)     16,768
                                               --------    --------    --------
Balance, end of year ........................  $ 21,929    $ 30,171    $ 38,160
                                               ========    ========    ========

     The standardized measure is intended to provide a standard of comparable measurement of the Company's estimated proved oil and gas reserves based on economic and operating conditions existing as of November 30, 1998, 1997 and 1996. Pursuant to SFAS-69, the future oil and gas revenues are calculated by applying to the proved oil and gas reserves the oil and gas prices at November 30 of each year relating to such reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year end. Production and development costs are based upon costs at each year end. Future income taxes are computed by applying statutory tax rates as of year end with recognition of tax basis, net operating loss carryforwards, depletion carryforwards, and investment tax credit carryforwards as of that date and relating to the proved properties. Discounted amounts are based on a 10% annual discount rate. Changes in the demand for oil and gas, price changes and other factors make such estimates inherently imprecise and subject to revision.

     Discounted future net cash flows before income taxes for reserves were $25,986,000 in 1998, $37,301,000 in 1997, and $46,530,000 in 1996. As required by SFAS-69, the future tax computation appearing in the above table does not consider the Company's annual interest expenses and general and administrative expenses nor future expenditures for intangible drilling costs. Because of these factors, the tax provisions are not truly representative of the expected lower future tax expense to the Company so long as it remains an active operating company.

     The reserve and standardized measure tables prescribed by the SEC and presented above are prepared on the basis of a weighted average price for all properties as of each year end. At November 30, 1998 the crude oil price (including natural gas liquids) was $11.29 per barrel and the natural gas price was $1.89 per thousand cubic feet. The SEC requires that this computation utilize those year end prices and expenses which are then held constant, except for contractual escalations, over the life of the property.

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

     Both 1998 and 1997 fiscal years are good examples of why an average price would be preferable in management's opinion since year end prices for natural gas and crude oil were significantly different from the average annual prices received.

Outside Consultant's Report

     An outside consulting firm, Reed Ferrill & Associates, was retained for the purpose of preparing a report covering the reserves of the Company's properties and a future production forecast using constant prices as of November 30, 1998, 1997 and 1996. The reports on the reserves of the properties located in the Berry Cox field in Texas were prepared by Huddleston & Co., Inc., another outside consulting firm. These reports are prepared each year as required by the Company's bank line of credit.

Production

     Columbus' net U.S. oil and gas production for each of the past three fiscal years is shown on the following table:

                                         Fiscal Year
                                ---------------------------
                                   1998      1997      1996
                                --------  -------   -------
Oil-barrels                     221,000   249,000   246,000
Gas-Mmcf                          3,499     3,370     2,686

     During the fiscal year 1998, Columbus filed Form EIA23 with the Energy Information Agency which required disclosure of oil and natural gas reserve data for wells operated by Columbus. The reserve data reported was for calendar year 1997. This data was reported on a gross operated basis inclusive of royalty interest and, therefore, does not compare with Columbus' net reserves reported for 1997.

     Average price and cost per unit of production for the past three fiscal years are as follows:

                                          Fiscal Year
                                 --------------------------
                                  1998      1997      1996
                                 -------  -------   -------
Average sales price:
   per barrel of oil ......      $13.22    $19.62    $19.42
   per Mcf of gas .........      $ 2.18    $ 2.65    $ 2.15
Average production cost per
  equivalent barrel .......      $ 4.00    $ 3.83    $ 4.35

     Natural gas converted to oil at the ratio of six Mcf of natural gas to one barrel of oil. Production costs for fiscal years 1998, 1997 and 1996 include production taxes.

Developed Properties

     A summary of the gross and net interest in producing wells and gross and net interest in producing acres is shown in the following table:

November 30, 1998                     Gross                        Net
-----------------                ----------------            --------------
                                 Oil          Gas            Oil        Gas
                                 ---          ---            ---        ---
Wells                            81           161            21         20

Acres                                35,520                      10,493

Undeveloped Properties

     The following table sets forth the Company's ownership in undeveloped properties:

November 30, 1998                     Gross Acres                 Net Acres
-----------------                     -----------                 ---------
  Louisiana                             23,376                       2,271
  Montana                               12,980                       7,706
  New Mexico                               840                         630
  North Dakota                           1,790                         395
  Texas                                  6,792                       3,256
                                        ------                      ------
Total Undeveloped Properties            45,778                      14,258
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


                                               Year Ended November 30,
                             --------------------------------------------------------------
                                  1998                   1997                   1996
                             ----------------      ----------------     -------------------
                             Gross       Net       Gross       Net      Gross          Net
                             -----       ---       -----       ---      -----          ----
EXPLORATORY
Wells Drilled:
    Oil ................       2         1.10        2         1.45       --             --
    Gas ................       3         1.69        1          .37       --             --
    Dry ................       2          .92        1          .34        2            .68
DEVELOPMENT
Wells Drilled:
    Oil ................       1          .67        4         1.91        2           1.00
    Gas ................       8         1.06       18         2.71       14           2.60
    Dry ................       4         1.23        3          .65        6           2.95
TOTAL
Wells Drilled:
   Oil .................       3         1.77        6         3.36        2           1.00
   Gas .................      11         2.75       19         3.08       14           2.60
   Dry .................       6         2.15        4          .99        8           3.63
                              --         ----       --         ----       --           ----
       Total ...........      20         6.67       29         7.43       24           7.23
                              ==         ====       ==         ====       ==           ====

Current Activities

     During fiscal 1998, management shifted Columbus' emphasis and capital budget almost entirely to the exploration for, and development of, natural gas reserves. However, early in fiscal 1998 the Company was involved in completing a well drilled in fiscal 1997, a successful 12,000-foot Red River formation oil discovery in the Montana portion of the Williston Basin. Since the low crude oil prices existing at the beginning of fiscal 1998 only got worse, Columbus also limited its participation in drilling activities for oil to only when required to prevent drainage. The 1998 budget formulated in November 1997 included some 3-D seismic plus exploration and development drilling on existing leasehold blocks in the Williston Basin which was scrapped. Those funds were diverted to an exploration program for natural gas reserves along the Texas Gulf Coast from east of Houston to northwest of Corpus Christi. The 1998 budget also provided for continued natural gas development drilling south of Laredo, Texas where Columbus, or its former parent, has been involved for over 25 years. Although natural gas prices weakened somewhat in latter fiscal 1998, they remained sufficiently high for the capital expenditure budget of approximately $6.5 million to be completed. Actual cash expended during the 12 months exceeded $7.1 million, but this amount also included payment of significant accrued costs associated with wells in progress as the prior year came to a close. The very successful wildcat program resulted in three natural gas discoveries out of five prospects drilled in this onshore Gulf Coast of Texas exploratory program which has enhanced fiscal 1999's outlook for expanding natural gas reserves.

     The  more  significant   recent  activities  appear  below  and  have  been
segregated into Columbus' primary areas of operations:

South Texas - Laredo Area
-------------------------

     This continues to be the most important area for well operations since the Company serves as operator of over 100 natural gas wells in various fields that extend from the southern city limits of Laredo to the B. R. Cox field in Jim Hogg, County approximately 80 miles to the south. In this area Columbus owns working interests ranging from 1% to 53% in wells which it operates and less than 10% in the relatively few wells where it does not.

     For the past few years, Columbus has almost continuously kept at least one rig drilling infill, extension, and new fault block locations. These were identified by a 3-D seismic program which was conducted and interpreted in 1994-95. During 1998, drilling was halted on two occasions after some wells did not find the expected new fault block reservoirs and were completed as additional wells in existing producing fault blocks. Also, three locations proved to be unsuccessful. As a consequence, during 1998 only seven (0.41 net) successful natural gas wells were completed while three (0.62 net) dry holes were drilled which compares with participation in 18 gross wells in 1997 and 12 gross wells in 1996.

     In the B. R. Cox field, Columbus attempted one recompletion effort of a gas zone behind pipe in one of the two inactive gas wells in this field. This workover had been postponed pending a large working interest owner's agreement to advance their share of the funds or else suffer non-consent penalties. That owner finally agreed to participate, but after the new zone flowed gas for a short period, the casing collapsed in this old wellbore. None of the working interest owners were willing to spend the funds required to remedy the problem so the well is a candidate for farmout, sale, or abandonment. Two other proposed recompletions in new zones behind pipe or to drill the one remaining undeveloped location in this field await approval by other working interest owners. During latter 1997, the Company sold a producing property from this field and is currently considering selling the balance of its interests in existing wells and leaseholds.

Sralla Road Field Area - Harris County, Texas
---------------------------------------------

     This upper Gulf Coast area is located east of Houston and has been Columbus' primary source of field level cash flow throughout the decade of the 1990's. During fiscal 1998, drilling operations continued to be successful as Columbus, as operator, developed additional Jackson Sand crude oil and natural gas reserves in four separate wells. Two oil development wells were drilled in the field's north end in the oil leg of the reservoir in order to prevent offset drainage and both wells were completed as flowing high gas/oil ratio wells. The Company owns 67% and 65% working interests therein and a similar interest in the Fig Orchard #1 gas well which was recompleted as a sidetracked gas producer after the casing had collapsed in the original wellbore. The fourth well (19.5%
WI) was an exploratory well on the south end which was projected to extend the gas cap of this Jackson Sand reservoir by about one and one-half miles but the wellbore was on the other side of an unknown cross fault separating it from the gas cap. It found an oil discovery instead as the Jones #1 tested 240 barrels of oil per day flowing through an 8/64th choke and has remained shut-in pending completion of a gas gathering system since no gas flaring is allowed. The installation of a pipeline has proved a challenge since the Jones #1 is located in an area with considerable residential development made up of both primary homes and second homes near the San Jacinto River. Although Columbus operates this well, the pipeline construction is being pursued by the largest working interest owner in the Jones #1 who also owns most of the acreage and wells nearby. Obtaining the permits necessary to install the gathering system has proved very frustrating but is expected to be completed by the end of the first quarter of fiscal 1999.

     About 20 miles east of the Sralla Road field, the Company participated in July 1997 in a successful exploratory discovery in the Frio 16 Sand near the famous old Anahuac field in Chambers County, Texas. The Syphrett Heirs #1 initially tested for 4.6 million cubic feet per day and has sold approximately 100 million cubic feet per month throughout fiscal 1998 and has been one of Columbus' most prolific producers. The Company originally owned a 27.5% working interest as of the end of fiscal 1997, but this was subsequently reduced by "back-ins" to an approximate 26% working interest.

     The Company owned a similar interest in approximately 600 acres of leaseholds to the south of that discovery. Available seismic indicated that there were two separate drillable prospects on this acreage which probably needed to be tested before leases expired. These two seismic features are separated by a fault with the largest being located on the downthrown side which was chosen as the initial location for an exploratory test. The Quinn #1 was drilled to the Frio 15 Sand at about 9,000 feet and a very thick sand section was encountered but contained water with a slight show of natural gas and a second test well is not planned at present.

Williston Basin Area
--------------------

     Prevailing low crude oil prices throughout fiscal 1998 brought potential new activity in this area of operations to a halt. Unfortunately, a drilling program had already been commenced during fiscal 1997 and had mostly been completed prior to the sharp decline in crude oil prices. The 1997 3-D seismic program on the southern portion of this block of Montana acreage indicated Red River formation structures were present, but subsequent 3-D seismic in 1998 found no drillable deep structures. During the fall of 1997, one of those Red River structures was tested and the 90%-owned McCabe Farms #1-4 well was successfully completed in December 1997. This 12,000-foot well pumped initially at a rate of 86 barrels of oil per day with a like amount of water which was disappointing since such a high water cut had not been indicated on either the logs or in a drillstem test. Subsequently, a second exploratory well tested a Tyler Sand zone at about 7,000 feet which was a dry hole because the indicated channel on 3-D seismic was filled with reworked shale and lime with only limited sand. No further tests of this channel are planned. There was another test of the Tyler Sand in North Dakota when a behind pipe zone was perforated in a cased wellbore of a Mission Canyon producer which was ready for abandonment. It flowed nitrogen at a rate in excess of 2 million cubic feet per day. Unfortunately, there is no current market for a prolific nitrogen well having less than 10% methane and it will most likely be abandoned during 1999. Also, continued low crude oil prices resulted in over half of the operated wells in the Williston Basin being rendered uneconomic and have either been shut down or else are being operated only a few days of each month.

Goudeau Prospect - Avoyelles and St. Landry Parishes, Louisiana
---------------------------------------------------------------

     This deep geo-pressured Austin Chalk prospect proved to be a very disappointing area for the industry in general and for Columbus in particular even though it only participated in one re- entry well. The Morrow #23-1H was a 15,000-foot wellbore which had been cased and abandoned several years ago by an unrelated operator when an attempted completion in a deeper horizon failed.
Belco Oil & Gas, as operator of the prospect and the major interest owner, agreed to drill updip and downdip laterals of about 4,000 feet each in this cased wellbore at no expense to Columbus and its co-venturers who had originated this prospect area. However, Belco apparently became disenchanted after completion of an updip lateral only. When it announced it would move on to another well and not finish its obligation for a downdip lateral for Columbus and co- venturers, there were strong exceptions taken. Following hasty negotiations, Columbus et al took over the wellbore and Belco withdrew altogether from the 2,560 acre unit. What ensued thereafter proved to be expensive as numerous problems were encountered while drilling the downdip lateral. These have been previously reported and need not be recounted here. Therefore, instead of having a relatively small working interest and limited cost exposure in this exploration well, Columbus et al bore the entire expensive undertaking which bordered on a disaster because of attempted blowouts, lost circulation, and mechanical problems with the drilling equipment. These became so intense that the venturers settled for only a 1,200-foot downdip lateral. The initial rate of produced fluid was extremely high from this short lateral at over 66 barrels per hour but unfortunately only 21% was oil initially and during its subsequent 14 months of production, this geo-pressured zone's flow rate has declined slowly to only 11 barrels of oil per day as the percentage water cut steadily increased. At current prices, the well is marginally economic but had the cut been reversed, payout would probably have already been achieved. Any further attempt to drill a second downdip lateral, or to open up the existing updip lateral which is below bridge plugs and a whip stock, cannot presently be justified based on current prices. Also, Columbus has no plans for additional participation in drilling deep geo-pressured Austin Chalk wells in Louisiana so this geologic province has been eliminated as a potential new core area.

El Squared Prospect - Bee County, Texas
---------------------------------------

     This prospect area has been described in earlier 1998 quarterly reports and news releases as one of the most exciting areas for potential reserve increases that has been added as a new Columbus operational area since the Sralla Road discovery east of Houston in 1990. At present this prospect's leaseholds have grown to approximately 5,500 acres in size and prior to the Company becoming involved were fully covered with a 3-D seismic program. Columbus currently owns a 55% working interest (42% NRI) while three of its regular drilling associates own 20% working interests and the oil company which originated the prospect owns the remaining 25%. After acquiring participation, Columbus had the seismic data processed and interpreted by an outside expert. Ownership rights in the initial 4,000-acre block acquired were limited by depth to formations below 7,000 feet which in this immediate area primarily consists of several potentially productive gas sands in the Wilcox formation from 9,000 feet to 17,000 feet. All depths are available in the additionally acquired acreage.

     The initial interpretation of the 3-D seismic indicated there were several significant "bright spots" as well as numerous separate fault blocks that included both antithetic (up-to-the-coast) faults as well as normal down-to-the-coast faults at various depths. Based on information in the general area available from prior drilling as well as from producing fields nearby, there are several different zones of the Wilcox formation with local names for the sand intervals that are considered prospective in this leasehold block. In the upper Wilcox there are two or three Slick Sands beginning at depths of about 9,500 feet, two or more Luling Sands beginning at about 10,200 feet, a Mackhank Sand beginning around 11,300 feet, at least two Massive Sands beginning around 12,000 feet, and three or more Reagan Sands below 14,000 feet. Available information also indicates that all of these reservoirs should be geo-pressured with bottom hole pressures ranging from around 6,000 psi at the Slick Sand level to over 13,000 psi in the deeper Reagan Sands. This indicates there can be significant reserves of natural gas with porosities of 15% to 22% and a cut-off at 10%. Initial seismic interpretation also indicated that there are probably several individual fault blocks that range in size from small in surface area (100 acres or less) up to several hundred acres. More important is that these Wilcox Sands appear to have gross thicknesses of 40 feet to 180 feet so with the reservoirs geo-pressured, significant accumulations of natural gas reserves in a successful well can occur even if a fault block for a particular reservoir might be small. This in effect defines this prospective area as one with vertical reserves potential rather than one with a large geographic areal extent such as the Hugoton field. This area may still require several wells fairly closely spaced on the surface in order to exploit the reserves at the different levels in their most structurally favorable positions.

     The initial wellsite for the Long #1 was selected using 3-D seismic such that the vertical wellbore would penetrate the upper Slick Sand immediately underneath a sealing up-to-the-coast fault and place the Slick reservoirs near the apex of their structure. While the deeper Luling Sand zones were expected to be prospective even though further down on structure, they hopefully would be found above their gas-water contacts. If this were not the outcome, a second or even a third wellbore might be required to penetrate all Luling Sands sufficiently high on structure. In the first well, the company who created the prospect was carried to total depth for a 25% working interest only in the initial test well and participated in the completion operation expenses.

     Columbus owns a 55% working interest (42% NRI) in the Long #1. It proved to be a successful natural gas discovery and was completed in 38 feet of perforations in two separate Slick Sand intervals which had gross thicknesses of 46 and 37 feet, respectively, between the depths of 9,704 and 9,835 feet. There was also a third Slick Sand encountered in the Long #1 which had about 180 feet of gross interval. It tested gas for a few hours at the rate of approximately 750 thousand cubic feet per day but also produced formation water and lost circulation drilling mud from 40 feet of perforations in the cased hole which were left open underneath a bridge plug to be produced later. Only the two upper Slick zones were completed since electric logs indicated that the Luling "A" and "B" Sands had fairly high water saturations, would probably be borderline gas productive zones, and should be completed in another wellbore structurally higher. The Long #1 was placed on production in early October and has sold about 60 million cubic feet per month along with six to eight barrels of condensate per million cubic feet. Initially the Long #1 also produced formation salt water at over 80 barrels per day but this rate declined fairly rapidly and is currently about 25 barrels per day. Initial estimates of reserves for all of the Long #1 Slick Sands producing as well as non-producing under the bridge plug approximated eight billion cubic feet. With Columbus' net revenue interest of about 42%, this was an extremely important addition to its reserves as well as future cash flow.

     Unfortunately, Wilcox Sands are known to have swelling clays that are very sensitive to contact with water. Accordingly, fracture stimulation was initially deferred for the Long #1 but a treatment is now being formulated and should be undertaken in the very near future when a portion of the tubing string must be replaced because of corrosion. Evidence of the severity of the clay problem in this area could be more carefully examined in the second well, the Long #2, because it did not have as much lost circulation problems. Management is developing a program which will help overcome future severe wellbore damage created while drilling through the sands or by subsequently allowing non-treated fluids to come into contact with the producing sands. The latter problem was observed recently in the Long #1 whereby merely shutting-in for treatment for corrosion in the tubing production string actually reduced the well's flow rate from approximately 2 million down to 1.7 million cubic feet per day.
Management has recently determined that even though this gas contains only 4% carbon dioxide it appears that when this amount is combined with the produced water that corrosion is occurring and must be addressed in both wells as well as in future wells. By proper advance planning, these types of problems can be reduced or overcome so there appear to be sizable reserves to be established with appropriate safeguards and completion techniques. Although these wells might be completed naturally with no fracture stimulation, it will become a necessity at some point to facilitate recovery of sizable reserves in a more reasonable period of time. An example is the postponed fracture stimulation during original completion of the Long #1 which should now be undertaken in order to open the undamaged reservoir to the wellbore. During the next few weeks, a fairly limited stimulation which will probably use condensate as the frac carrying fluid is proposed for this well and is expected to create a significant improvement in its daily productive capability. Assuming this initial treatment desatment design proves satisfactory, it will be employed in future completions.ign proves satisfactory, it will be employed in future completions.

     At the end of 1998, the Long #2 had been drilled to a total depth of 11,000 feet and had been cased with 7" production casing in anticipation that a dual completion could be accomplished in the Slick and Luling Sand intervals. This was based primarily on log analysis of each of the sands using the known values for the Slick Sand formation water that was actually being produced in the Long #1. This also assumed that the formation water in the third Slick Sand, the Luling "A" Sand, and the Luling "B" Sand would have similar characteristics. Furthermore, there was a wireline formation test run in the basal Luling "B" interval which had fairly low resistivity on the logs yet recovered some gas and water which was relatively fresh and interpreted as mud filtrate water. There were significant indications of mud invasion into each of the sand intervals and water from the wireline formation tester did not remotely resemble more heavily salt saturated water from the Slick being produced only 700 feet away. Using the resistivity of produced water in the calculations for gas saturation in each of the main sand zones in the three prospective intervals, the logs indicated that there was net gas pay in the wellbore which probably exceeded 140 feet. With the known geo-pressured conditions present based on results from wireline pressure tests, the reserve potential of this well appeared to be fairly sizable. Because this potential addition to natural gas reserves appeared so significant, management felt compelled to make a press release that would at least put shareholders on notice of such a possibility even though the well had not yet been perforated or tested in any of the zones at that point in time.

     Insofar as the Long #2's third Slick Sand was concerned, it had produced gas in the Long #1 previously and there was a wireline formation test which yielded gas and a lesser amount of fresh mud filtrate water. Also, this sand was about 140 feet structurally higher than the first well so management was fairly confident as to its probable gas productivity. In the instance of the two Luling Sands, they were not penetrated at their maximum structural position immediately beneath the up-to-the-coast sealing fault in order that at least some of the third Slick Sand would be present in the wellbore. These two Luling zones were expected to be at least 100 feet higher structurally than in the Long #1 and it wasassumed this amount would yield a sufficiently high structural position for a water-free completion in those two sands. Management felt that sacrificing an additional 150 feet of available structure would not prevent them from being productive and it was important to get a dual zone gas completion at the Long #2 location.

     As so often occurs in the exploration phase of this business, results obtained are not always what are anticipated using analogous information as a guideline with which to formulate an opinion. For example, the basal ten feet of the Luling "B" was interpreted on the logs as having low resistivity and was on the borderline of indicated gas/water contact, but a wireline formation test did yield some gas and mud filtrate water. It subsequently gave up water after perforating with no show of gas and surprisingly the produced water from this basal zone was significantly less saturated with sodium chlorides than the produced water from the Long #1 Slick Sand interval. Assuming this water was a representative sample of Luling water, it significantly changed all of the gas saturation calculations that had been made for both of those zones. Presumably the third Slick Sand calculations should not be affected. Using this new resistivity, the basal 10 to 15 feet of the Luling "B" calculated high water saturation but the remainder would be expected to produce gas along with formation water. Complicating such calculations is the clay content of these sands which tends to hold immobile water. Several feet which calculated as gas pay were cement squeezed also in order that an attempt to separately test the upper portion of the Luling "B" could be undertaken.

     Obviously, management has been sorely disappointed with the Luling results but has not been able to obtain a satisfactory explanation from experts in the area as to how or why the salt saturations in the water from the Slick and Luling zones can be so vastly different. Had management known such to be the case, it would have entirely changed proposed completion procedures in the various intervals with a more selective perforating program. The problem was further exacerbated by the fact that apparently the primary cement job behind the 7" casing is fairly poor according to a cement bond log. This limited the ability to treat individual zones for formation damage which occurred during drilling operations. Without treatment there can be no certainty that any gas present in the sands will be produced along with the water recovered from the Luling "B" during swabbing operations. Since the Luling "A" Sand appears to have been similarly affected by drilling fluids and presumably contains the same water characteristics found below, management decided to temporarily leave it untested in this wellbore and proceed with a block squeeze cement program for a third Slick Sand single zone completion.

     As of early February, 1999 the Long #2 had been successfully completed in 30 feet of perforations in the 120 foot lower Slick Sand zone from a depth of 9,906 to 9,936 feet which were fracture stimulated with 25,000 pounds of frac sand using condensate as the carrying fluid. During initial cleanup, the well flowed natural gas through a 11/64th inch choke at the rate of 1,781,000 cubic feet per day along with frac condensate and water at a daily rate of 66 barrels and six barrels respectively. Flowing tubing pressure was 3247 psi. The well will be flowed on a temporary basis at this lower rate pending the construction of a gathering line of larger diameter pipe.

     It now appears evident that in order for these Luling Sands to be found productive of natural gas and water free, they must be penetrated at the apex of the structure which would place them as much as 150 feet structurally higher than in the present Long #2 wellbore. While it is disappointing not to be able to use this larger diameter casing for a dual completion, this will prove helpful for drilling to the deeper and higher pressured formations in future. We will be able to use large diameter drilling tools and cross the sealing fault at the best possible structural position for either the Mackhank or the Massive Sands of the middle Wilcox. There is also an alternative that a window can be cut and a wellbore drilled directionally to the structural apex of the Luling from this existing cased wellbore at a later date when the Slick reservoir has been depleted.

     Management has not wavered in its belief that this Prospect Area holds significant potential for rapidly growing the Company's natural gas reserves. However, it has become painfully evident from its experience with the first two wells that further attempts to achieve dual completions in this type of high structural relief environment is neither realistically practical nor truly a money saving approach for rapid extraction of reserves. Each prospective reservoir in every fault block apparently must be drilled at the optimum structural position. Also, a drilling and completion program must be designed which will minimize the damage to the clays contained in these sands. It is extremely frustrating to have to accept producing wellbores in the range of 10 billion cubic feet of reserves instead of multiple sand completions with 25 billion cubic feet of reserves. Management must adopt this general concept as a wellsite location guideline for most wellbores in this area in future.

Heidi Prospect - Jim Wells County, Texas
----------------------------------------

     This Vicksburg formation gas prospect near Alice, Texas is fairly shallow at 5,800 feet deep with three potentially productive sand zones which are known locally as the Bierstadt, the Alice and the Stillwell sand in descending order beginning at about 5,100 feet. In the initial discovery well, the latter sand was tight with minimal shows while both the Alice and Bierstadt had excellent gas shows in well developed sands but were extremely close to gas-water contacts. Only the Bierstadt interval could be completed as a water free natural gas discovery well and has been flowing for several months at about 300,000 cubic feet per day. Based on 3-D seismic conducted by another company which became available in exchange for permission to shoot across these leaseholds, it appeared that at least one or more well sites could be selected that could be 20 to 30 feet structurally higher than the Bernsen #1 discovery well at the Vicksburg level and an interesting deeper structure appears prospective for a test well for horizons in the Yegua and below. The Company owns a 62% working interest (48% NRI) in this discovery well and the prospect area.

     Recently, the Company drilled the Bernsen #2 location using that 3-D seismic data for the well site location and found the Bierstadt and Alice zones about 16 feet and 24 feet higher structurally, respectively. For reasons not entirely clear, the logs showed gas-water contacts to have moved up also with the structural improvement although wireline formation tests of both zones showed them to be gas productive. Since 4 1/2 inch casing was run in the well, only the Bierstadt has been completed as a single zone gas producer in case water has to be handled along with the gas. After perforating the zone, the well instantaneously began flowing at the rate of approximately 200,000 cubic feet per day through a small 6/64th inch choke with 1300 psi flowing tubing pressure and no formation water. The well has been turned to sales and its flow rate will continue to be highly restricted and monitored to make certain that bottom water is not being coned upward after which time it will be increased. An offset well will be required in due course to protect offsetting royalty owners not presently included in this drill site.

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

     Customers. Sales to four purchasers of crude oil and natural gas, which amounted to more than 10% of the Company's combined revenues for the years ended November 30, 1998, 1997 and 1996, are set forth in Note 3 to Notes to the Consolidated Financial Statements. In the opinion of management, a loss of a customer has not to date, and should not in the future, materially affect the Company since the nature of the oil and gas industry is such that alternative purchasers are normally available on very short notice.

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

Item 3.  LEGAL PROCEEDINGS

     On October 7, 1998, Columbus was served with a complaint in a lawsuit styled Maris E. Penn, Michael Mattalino, Bruce Davis, and Benjamin T. Willey, Jr. vs. Columbus Energy Corp., Cause No. 98- 44940 in the District Court of Harris County, Texas. The plaintiffs claim that Columbus breached the settlement agreement reached in September 1994 of their previous lawsuit by failing to develop properties located within the area of mutual interests and to act as a reasonably prudent operator in the development of the property. Plaintiffs allege damages under the contract but no amount is specified. Columbus has responded with a First Set of Interrogatories to plaintiffs. Columbus denies all of the plaintiffs' allegations.

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

     During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The common stock of Columbus commenced trading on the American Stock Exchange on March 11, 1993. The common stock previously traded on the American Stock Exchange Emerging Companies Marketplace since July 30, 1992. The reported high and low sales prices for the periods ending below were as follows:

                                                High(1)           Low(1)
                                                -------           ------
1999:
  December 1, 1998 through
     January 31, 1999 ....................   $    6.75         $    6.50

1998:
  First quarter ..........................   $    8.18         $    7.125
  Second quarter .........................        7.875             7.00
  Third quarter ..........................        7.50              6.375
  Fourth quarter .........................        6.69              6.25

1997:
  First quarter ..........................   $    8.00         $    6.27
  Second quarter .........................        7.64              6.14
  Third quarter ..........................        7.84              6.82
  Fourth quarter .........................        8.30              7.05

1996:
  First quarter ..........................   $    4.18         $    3.64
  Second quarter .........................        5.82              3.91
  Third quarter ..........................        8.27              5.09
  Fourth quarter .........................        7.91              6.91


(1) Price per share amounts have been adjusted for the 10% stock dividend distribution to shareholders of record on February 23, 1998 and the five-for-four stock split on May 27, 1997.

     As of January 29, 1999 the reported closing sales price of Columbus common stock was $6.625 per share.

     As of November 30, 1998, there were approximately 440 holders of record of Columbus' common stock and an estimated 900 or more beneficial owners who hold their shares in brokerage accounts.

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

Item 6.  SELECTED FINANCIAL DATA

     The table below sets forth selected historical financial and operating data for the Company and its consolidated subsidiaries for the years indicated. The historical data for each of the years in the five-year period ended November 30, 1998, were derived from the financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. This information is not necessarily indicative of the Company's future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Financial Statements and notes thereto, included elsewhere herein.

                                                        Year Ended November 30,
                                      ----------------------------------------------------
                                        1998       1997       1996      1995(a)     1994
                                      ---------  ---------  ---------  ----------  -------
                                               (in thousands, except per share data)

Operating data:
  Revenues .........................  $ 12,094   $ 15,096   $ 11,815   $  9,400   $ 13,141
  Loss on asset disposition,
    impairment of long-lived
    properties and abandonments ....    (3,482)    (2,179)      (165)    (3,055)      --
  Net earnings (loss) ..............    (1,235)     2,167      2,098     (1,495)     2,190
                                        =======    =======    =======    =======    ======
  Earnings (loss) per
    share(b):
    Basic ..........................  $   (.29)  $    .50   $    .50   $   (.35)  $   .49
                                        =======    =======    =======    =======    ======
    Diluted ........................  $   (.29)  $    .49   $    .49   $   (.35)  $   .48
                                        =======    =======    =======    =======    ======
  Weighted average number of
    common and common equivalent
    shares outstanding(b):
    Basic ..........................     4,194      4,299      4,211      4,321      4,495
                                        =======    =======    =======    =======    ======
    Diluted ........................     4,194      4,392      4,259      4,321      4,546
                                        =======    =======    =======    =======    ======
Cash flow data(d):
  Cash from operating activities ...  $  6,258   $  8,638   $  5,638   $  3,929   $  6,194
  Cash used in investing activities   $ (6,717)  $ (7,294)  $ (6,320)  $   (119)  $ (7,194)
  Cash provided by (used  in)
    financing activities(c) ........  $    605   $   (883)  $    664   $ (4,223)  $    519
  Cash flow before changes in
    operating assets and liabilities  $  5,470   $  9,132   $  6,340   $  3,920   $  6,254
  Discretionary cash flow ..........  $  6,192   $  9,672   $  6,658   $  4,096   $  6,715
Balance sheet data:
  Total assets .....................  $ 23,949   $ 26,135   $ 21,625   $ 18,321   $ 24,955
  Long-term debt, excluding
    current maturities - bank debt .  $  4,900   $  2,200   $  2,200   $  1,600   $  4,200
  Stockholders' equity .............  $ 15,264   $ 17,958   $ 16,225   $ 13,186   $ 16,202


(a) Does not include results of CEC Resources Ltd. after its divestiture on February 24, 1995.
(b) Reflects restated amounts for 1994 through 1997 after stock dividends and stock split.
(c)  No cash dividends have been declared or paid in any period presented.
(d) See discussion of cash flows in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Liquidity and Capital Resources

     Fiscal 1998 yielded the lowest average worldwide and domestic crude oil prices in more than ten years for the domestic industry and for Columbus. The Company's average natural gas prices were lower than in 1997 but natural gas production was up 4% compared to 1997. Also, fiscal 1998 had substantially higher exploration expenses and impairment charges that generated a net loss and overshadowed record natural gas production. Those charges totaled $4,204,000 which, after being tax effected, reduced net earnings by $2,606,000 or $0.62 per share and resulted in a loss of $1,235,000, or $0.29 per share. Discretionary Cash Flow in 1998 of $6,192,000 was primarily reduced by weak product prices and lower oil production and was significantly lower than 1997's record cash flow of $9,672,000. Gross revenues and oil and gas sales were also lower in 1998 with prices the primary culprit.

     As of the end of 1998, shareholders' equity had decreased to $15,264,000 compared to $17,958,000 at November 30, 1997 due to higher exploration and impairment charges and repurchase of treasury stock. Positive working capital of $1,556,000 at year end, combined with the Company's anticipated cash flow for 1999 should provide sufficient funds for the expected fiscal 1999 capital expenditure program. This primarily includes developing undeveloped reserves and funding an exploratory program in the lower Gulf Coast area near its El Squared discovery. Success to date with the Texas exploratory wildcats in this area has been extremely encouraging. The unused portion of the $10,000,000 bank credit facility has previously been primarily targeted by management for acquisitions of oil and gas properties, but can be used for any legal corporate purpose and also is available should there be unforeseen capital expenditures required during 1999.

     Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be determined after giving effect to working capital changes. Accordingly, GAAP's net cash provided from operating activities has fluctuated widely from $5,600,000 to $8,600,000 during the last three years which, coupled with use of the Company's credit facility, has provided sufficient liquidity to fund those three years' oil and gas capital expenditures, treasury share repurchases, and limited purchases of fractional working interests in existing properties.

     However, management places greater reliance upon an important alternative method of computing cash flow generally known as Discretionary Cash Flow ("DCF") (which is not GAAP but is commonly used in the industry). This method calculates cash flow before considering either working capital changes or deduction of explora tion expenses as the latter can be increased or decreased at management's discretion. DCF is often used by successful efforts companies when making comparisons with the cash flow results of independent energy companies which use the full cost accounting method where exploration expenses are capitalized and therefore do not adversely affect either operating cash flow or net earnings immediately. Columbus' DCF for 1998 was $6,192,000 which compared to 1997's $9,672,000 (an all time record) and was a 36% decrease that was primarily attributable to prevailing lower crude oil and natural gas prices. DCF is also calculated without debt retirements being considered but in Columbus' case it does not matter since outstanding bank debt requires no principal payments before August 1, 2000. Interest expense on the outstanding debt has been relatively insignificant and is always deducted before computing DCF anyway.

     Management continues to note in all public filings and reports its strong exception to the Statement of Financial Accounting Standards No. 95 which directs that operating cash flow must only be determined after consideration of working capital changes. This position is based on our belief such a requirement by GAAP ignores entirely the significant impact that the timing of income received for, and expenses incurred on behalf of, third party owners in properties has on working capital where Columbus owns only a small working interest but is the operator.

     However, neither DCF nor operating cash flow before working capital changes may be substituted for net income or for cash available from operations as defined by GAAP. Furthermore, currently reported cash flows, however defined, are not necessarily indicative that there will be sufficient funds for all future cash requirements. For 1998 GAAP cash flow was higher than DCF and, for the prior two years, it was the reverse.

     At the present time the Company has no hedges in place of either crude oil or natural gas prices similar to those swaps it negotiated in prior years as discussed below. Therefore, the Company's current oil and gas revenues are fully exposed to risk of declining prices such as have occurred most of fiscal 1998. Thus, it will be able to fully benefit from any price increases should these occur during fiscal 1999.

     In prior years Columbus hedged both natural gas and crude oil prices by entering into "swaps" which were matched against the calendar monthly average price on the NYMEX and settled monthly. Revenues were decreased when the market price at settlement exceeded the contract swap price or increased when the contract swap price exceeded the market price. The following table shows the results of these swaps:

                                                         Increase (decrease) in
                                                          oil and gas revenues
                          Volume                        ------------------------
Description               per mo.        Period           1997           1996
-----------           --------------   -----------     ----------     ----------
                      (Mmbtu or bbl)
Natural Gas

$2.20/Mmbtu .......       60,000       3/97-10/97      $ (86,400)
Futures Contracts .       60,000       10/96-11/96                    $  42,000
$1.74 & $1.88/Mmbtu      120,000       4/96-11/96                     $(560,000)


Crude Oil

$21.17/bbl ........       10,000       11/96-10/97     $   8,900      $ (23,800)
$17.25/bbl with
  $19.50/bbl cap ..       10,000       1/96-12/96      $ (22,500)     $(232,300)


     The Company's natural gas and crude oil swaps were considered financial instruments with off-balance sheet risk which were in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involved, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had no natural gas or crude oil swaps outstanding as of November 30, 1998.

     Columbus had outstanding borrowings of $4,900,000 as of November 30, 1998 against its $10,000,000 line of credit with Norwest Bank Denver, N.A. which is collateralized by its oil and gas properties. At the end of 1998, the ratio of bank debt to shareholders' equity was 0.32 and to total assets was 0.20. The outstanding debt used a LIBOR option with an average interest rate of 6.7%. Subsequent to year end through January 31, 1999, the debt was decreased by $200,000 to $4,700,000. The net increase (or decrease) in long- term debt directly affects cash flows from financing activities as do the purchase of treasury shares and proceeds from the exercise of stock options.

     Working capital at 1998 year end remained positive at $1,556,000 compared to $722,000 at November 30, 1997. This was achieved despite capital expenditures of $5,763,000 for additions to oil and gas properties as well as the purchase of 352,766 shares of treasury stock for $2,550,000 during the year and benefited from a $528,000 increase in current portion of deferred income taxes.

     The Company has been authorized by its Board of Directors to repurchase its common shares from the market at various prices during the last several years. Those repurchases are summarized as follows:

                                 Shares
       Fiscal year     --------------------------      Average
       repurchased     As purchased     Restated*       price*
       -----------     ------------     ---------      -------
          1996             86,100        118,388        $4.85
          1997            158,000        197,863        $6.92
          1998            352,750        357,715        $7.07

       *Restated for stock split and stock dividends

     As of November 30, 1998 a total of 123,922 shares remained to be purchased from the most recent authorization at a price not to exceed $8.25 per share. As of January 31, 1999, 52,600 of those shares have been acquired at an average price of $6.60 per share.

     During 1998, capital expenditures actually incurred on oil and gas properties totaled $5,763,000 which amount differs from the capital expenditure shown in the Consolidated Statement of Cash Flows. The latter also includes cash payments made during 1998 for 1997 expenditures incurred but not yet paid as of 1997's year end. Similarly, there have been expenditures accrued in 1998 that will not be actually paid until 1999. These were primarily for the exploratory program in the Texas Gulf Coast area.

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

     The Company's interest in wells operated by other companies is not considered to be as important but management is attempting to determine if those companies are ready for the year 2000. Outside services are used for payroll and medical benefits processing and those companies provided updates to their software that is year 2000 compliant by year-end 1998. The Company is also somewhat dependent upon personal computers as well as certain spreadsheet and word processing software programs which may not be year 2000 ready at present. Evaluations will be made to establish which of those systems are critical and need to be remedied.

     The Company also relies on non-information technology systems, such as office telephones, facsimile machines, air conditioning, heating and elevators in its leased office building, which may have embedded technology such as micro controllers and are generally outside of its control to assess or remedy. These might adversely impact the Company's business but in management's opinion would not create a material disruption.

     As previously disclosed, the major system computer software upgrade performed in 1997 cost $16,000. Management expects that this represents the majority of the costs, including replacement of any non-compliant information technology system, required to meet its goal of being year 2000 ready for mission-critical systems. The Company does not believe that any loss of revenue will occur as a result of the year 2000 problem but regardless of efforts to identify and remedy such problems, there could be year 2000 related failures that cause some disruption. The Company has not established a contingency plan should year 2000 failures occur and has not determined if it will in fact create a contingency plan.

Results of Operations

     The Company's 1998 gross revenues of $12.1 million were 20% below 1997's and, as noted previously, the decrease was caused primarily by lower prices. Because of continued low crude oil prices, over half of the Company's operated wells in the Williston Basin have been rendered uneconomic and have either been shut down or are being operated only a few days each month. Furthermore, 1997 gross revenues of $15.1 million were 28% above 1996's which was attributable to higher prices and what was then a record level of natural gas production plus improved crude oil production generated by the Company's 1997 drilling program.

     The operating loss of $1,706,000 in 1998 was a direct result of a significant increase in impairments, lower revenues, plus higher lease operating expenses and exploration costs versus 1997. Operating income of $3,766,000 in 1997 represented an improvement of only 5% over 1996 but without higher exploratory charges and impairment provisions, the increase would have been 59%.

     The 1998 net loss of $1,235,000 was primarily attributable to the impairment expense although all of the factors previously discussed contributed to this result. Net earnings during 1997 set a new high from U.S. only operations of $2,167,000 which surpassed 1996 earnings of $2,098,000. Had there not been the extremely high non-cash impairment provisions during 1997, record net earnings would have surpassed earlier years' results which also included Canadian operations.

Impairments

     The fiscal 1998 non-cash impairment loss of $3,482,000 was recognized during the first and fourth quarters with provisions of $2,816,000 and $666,000 respectively. The primary cause for each was the continued low crude oil prices which showed signs of recovery throughout the year but had retreated to the lows by year end. This resulted in a significant reduction in total reserve quantities which are based on the SEC calculation method using constant prices. The carrying value of remaining unamortized costs in several successful efforts pools still exceeded the resultant undiscounted future net cash flows even when determined using somewhat higher crude prices than were currently being realized. Several property pools had been initially written down as of the end of the first quarter to a fair value based on an assumption that the average future crude oil price over the life of reserves would be $18.75 per barrel. This was lowered to $14 at year end based on bearish longer term sentiments expressed by many noted experts. The actual $11.50 year-end price calculation eliminated certain proved undeveloped locations as no longer being economic and it also further shortened the economic productive life of most oil wells. When a $14 price was used over the life of the reserves, it required an additional non-cash impairment for the fourth quarter of $666,000 although some undeveloped oil reserves would be restored.

     There was a $400,000 charge included in the first quarter provision for probable loss in value of undeveloped acreage and abandonments of leaseholds located primarily in Louisiana which was in addition to the $200,000 reserved in 1997. This Louisiana Austin Chalk horizontal well, the Morrow #23-H, had reserves originally assigned to an extension of the current downdip lateral but were eliminated by price and performance and contributed heavily to the first quarter provision. Also, the necessary recompletion workover to place the updip lateral on production was theoretically postponed. Although economic at a $14 per barrel crude oil price, this recompletion was deferred for two more years for expected better prices which altered the present worth of those reserves and also contributed to the fourth quarter provisions.

     Non-cash impairment losses of $243,000 for 1997 and $165,000 for 1996 was recognized for certain Oklahoma development oil and gas wells completed in prior years which had become marginal. During the third quarter of 1997, despite the fact that a production test of the Morrow #23-1H had not yet occurred, management chose to write off as impaired certain small leaseholds in the acreage block where the possibility of putting together a drilling unit before exploration was rather remote. Also included were leaseholds where annual rentals were already due or about to be due. These non-cash write downs amounted to $251,000 bringing the total impairment provision during the third quarter of 1997 to $494,000.

     As fiscal 1997 closed, it became clearer that because of increasing water cuts the Morrow #23-1H's oil production rates would be less than the initial potential tests had indicated. Accordingly, 1997's year-end proved reserves attributable to both horizontal legs were reduced which resulted in further impairment charges of $1,140,000 related to this Louisiana well and $84,000 to leaseholds. As previously indicated, a general provision for all undeveloped leaseholds was recorded in the amount of $200,000 where, based upon management's opinion, further development probably could not be completed in time prior to lease expirations. Also, two oil wells in Oklahoma which had failed to respond to attempts to eliminate shifting frac sand from halting production were charged with additional impairment of $260,000 of the total 1997 year end amount. Those wells have not been abandoned permanently and may be returned to production when better crude prices are available.

Oil and Gas Operations

     The following discussion of the Company's oil and gas operations is based upon the tables of production and average prices shown under the caption Item 2, "Oil and Gas Properties" and "Production".

     The changes in the components of oil and gas revenues during the periods presented are summarized as follows:

                                          Production
                       Price Change    Quantity Change    Revenue Change
                       ------------    ---------------    --------------
1998 vs. 1997
    Gas .............     (18)%               4 %             (14)%
    Oil .............     (33)%             (11)%             (40)%

1997 vs. 1996
    Gas .............      23 %              25 %              53 %
    Oil .............       1 %               1 %               3 %

     Columbus' 1998 record sales volumes of natural gas averaged 9,703 Mcf per day while oil and liquids production declined to 606 barrels per day and equate to daily production of 2,223 barrels of oil equivalent (BOE). This was essentially flat with daily production of 2,229 BOE during 1997.

     With the 4% increase in natural gas production during 1998 and a decrease of 11% in oil production, the Company now produces approximately 73% of its volumes from natural gas. This swing in percentage resulted from the emphasis change initiated by management last year and has proved to be a correct shift as the price of crude oil remained at low levels.

     Natural gas revenues for 1998 decreased 14% compared to 1997 primarily as a result of lower prices which overcame improved gas production from new wells in the Texas Gulf Coast area. These new discoveries offset normal annual production declines plus the sale of a Berry R. Cox field property in Texas during fourth quarter 1997. Average prices for natural gas decreased 18% compared to 1997 with a lack of increased demand due to a warm winter and the highest percentage of storage refill ever accomplished during 1998.

     Oil revenues for 1998 were down by a significant 40% compared with 1997 as a result of a substantial 33% decrease in the average price plus a lower sales volume of 11%. The latter directly reflected a very sharp decline of a 90%-owned Montana oil well which had been recompleted uphole during 1997's third quarter and contributed its initial flush production for the last few months of last year. Furthermore, during 1998's third quarter, several oil wells became marginal because of low prices and were shut down. Also, any well which had pump or tubing problems was not repaired nor were workovers performed as needed. Unfortunately no crude oil swap was in place during 1998 to offer protection from this latest price debacle but was in place during a portion of 1997 when prices were high.

     Natural gas revenues in 1997 increased 53% over 1996's as a result of both higher volumes and prices. Average prices for natural gas increased 23% in 1997 versus 1996 due to strong demand and a fairly tight supply of gas in excess of storage injection requirements. Gas revenues for 1997 were reduced by $86,400 ($.03 per Mcf) and 1996's revenues were reduced by $518,000 ($.19 per Mcf) from swaps of natural gas in those years. Sales volumes improved by 25% over 1996 as a result of numerous gas wells being completed and connected in Texas later in the preceding year and early 1997.

     Oil revenues for 1997 managed 3% improvement over 1996 as a result of a sales volume and average price increase of 1% each. Crude oil production reversed its normal decline over a several year period because new oil wells were completed in 1997 which generated such an improvement. New oil and condensate production in Montana and Chambers County, Texas during 1997 was essentially offset by reductions in Harris County, Texas and North Dakota and by properties that were sold in late 1996. Oil revenues for 1997 were decreased by $13,600 ($.06 per barrel) while 1996 revenues were reduced by $256,000 ($1.04 per barrel) from crude oil swaps.

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

     Oil revenues in the U.S. for 1996 were up 28% from 1995 as a result of a 16% increase in the average price received and 9% higher volumes. Oil revenues and average prices for 1996 were reduced by $256,000 ($1.04 per barrel) due to hedging activity and no oil hedges existed in 1995. Crude oil production in 1996 improved because of two new Jackson sand oil well completions in the Sralla Road field plus a third well (78% WI) gas condensate discovery extended the field one mile southwest and commenced production in November. These increases overcame normal production declines elsewhere.

     U.S. oil prices have fluctuated for several years with the same wide swings experienced in world crude oil price. During the spring of 1996 crude oil prices rose quickly to above $20 per barrel, declined briefly, then again rose rapidly to almost $23 per barrel by year end. During 1997 crude oil prices steadily softened and declined each quarter. This trend continued during most of 1998 and ended the year at about $11.50 per barrel.

     Lease operating expenses increased 16% in 1998 over 1997 because of expensive workovers along with downhole and surface equipment replacements on several older wells. Lease operating expenses for 1997 were 6% lower than 1996 despite more wells in operation because the prior year had several expensive workovers performed and production equipment replaced. Lease operating expenses for U.S. wells only increased 23% in 1996 over 1995 because of incremental working interest acquisitions and several extensive work-overs performed. Lease operating costs on a barrel of oil equivalent basis for 1998 rose to $2.63 compared to $2.27 in 1997 but down from $2.80 for 1996. Operating costs as a percentage of revenues increased to 20% in 1998 due to lower prices and higher costs. During 1997 they decreased to 13% due to increased production and product prices while they were 19% in 1996 with lower prices and production.

     Production and property taxes approximated 10% of revenues in 1998 and 1996 and 9% of revenues in 1997. These vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since several of the local jurisdiction's property taxes are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

Operating and Management Services

     This segment of the Company's business is comprised of operations and services conducted on behalf of third parties including compressor rentals and salt water disposal facilities. Operating and management services revenue has increased in each of the last three years.

     Operating and management services gross profit was $276,000 during 1998 compared to a $349,000 profit during 1997. This decline was due to unusually high 1998 workover expenses required to clean out sand from the well bore of a salt water disposal well in Texas. Revenues improved during 1998's second half as the number of operated wells and drilling activity increased along with an increase from 50% to 100% ownership interest in four compressors operating in South Texas.

     Operating and management services 1997 profit of $349,000 compared to a $210,000 profit for 1996 because the number of operated wells and drilling activity increased in 1997.

Interest Income

     Interest income is earned primarily from short-term investments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income decreased in 1998 to $141,000 when compared to $147,000 in 1997, reflecting a decreased amount of investments and lower short-term interest rates. Interest income increased slightly in 1997 to $147,000 compared to 1996 as a result of higher short-term interest rates realized and despite a decreased amount of investments.

General and Administrative Expenses

     General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category.

     The Company's general and administrative expenses for 1998 were 7% higher than last year due primarily to higher medical claims and increased incentive bonuses. These bonuses are discretionary and directly related to the Company's performance during the prior year (not 1998) and totaled $273,000 ($153,000 non-cash) as of May, 1998 compared to $220,000 ($70,000 non-cash) in May, 1997. Also, some cost increases in 1998 resulted from salary adjustments granted effective December 1, 1997 for non-officer employees as well as May 1, 1998 for officers. Medical claims under the Company's self- insured plan vary from year to year with no discernible pattern. For 1998 legal and accounting expenses decreased because 1997 had included costs related to a registration statement which was canceled.

     Reimbursement for services provided by Columbus officers and employees for managing Resources decreased during 1998 and is scheduled to end on March 31, 1999. Columbus provided Resources with a 90-day notice of termination of the Services Contract and will completely withdraw from providing personnel services. Resources elected a new President and Chief Executive Officer who purchased a 4.5% equity position in Resources as of June 30, 1998 and he has subsequently added to Resources' staff. Columbus' general and administrative expense will rise commensurately since staff reductions are not presently contemplated although some contract services should be reduced. Reimbursement of $218,000 for 1998 compares with $255,000 during 1997 and $296,000 in 1996 was received for providing services to Resources.

     The Company's general and administrative expenses in 1997 were similarly higher than 1996's due to salary increases in May 1997 for officers and in December 1996 for employees along with incentive bonuses in May 1997. The latter were discretionary and were actually based on the Company's performance in 1996. Total bonuses of $220,000 ($70,000 non-cash) in 1997 compared to $83,000 (all non-cash) in 1996. Another major source of this increase in 1997 was legal and accounting expenses which had been accrued in connection with preparation of a registration statement which was withdrawn because of the rapid paydown of debt from accelerating cash flow.

     The Company's expenses for 1996 were lower than for all of 1995 because salary and staff reductions occurred in August 1995 which affected the whole year. Also, incentive bonuses (all non-cash) totaled only $83,000 in 1996 compared to $110,000 granted in May, 1995.

Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization of oil and gas assets are calculated based upon the units of production for the period compared to proved reserves of each successful efforts property pool. This expense is not only directly related to the level of production, but also is dependent upon past costs to find, develop and recover related reserves in each of the cost pools or fields. Depreciation and amortization of office equipment and computer software is also included in the total charge.

     This expense item for 1998 increased over 1997 as a result of increased production and development expenditures which occurred in the intervening period while there was a reduction in reserves in several cost pools brought about by lower crude oil prices. Total charges for depletion expense for oil and gas properties increased for 1997 over 1996 due to increased production and added development expenditures during the intervening period. Total charges for depletion expense for oil and gas properties increased in 1996 over 1995 due to greater production and despite the benefit realized from the 1995 write-down of the carrying value of certain properties upon adoption of SFAS-121.

     Directly related to reduced crude oil reserves in certain cost pools the depletion and depreciation rate for fiscal 1998 reached $4.64 per barrel of oil equivalent ("BOE"). This compared to $3.91 per BOE for fiscal 1997 and $3.86 per BOE in 1996.

     Effective October 1, 1997 the Company sold its fractional working interests in seven wells in the Berry Cox field in Texas for cash proceeds of $750,000. These wells were a part of a larger pool of properties in the general Laredo area for purposes of calculating depletion so those sale proceeds were credited to the costs of the successful efforts pool and no book gain or loss was recognized. The reduction in proved reserves connected with the sale may result in a small increase in that pool's depletion rate in future periods.

Exploration Expense

     In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells. Other exploratory charges such as seismic and geological costs must also be immediately expensed regardless of whether a prospect is ultimately proved to be successful. All such exploration charges not only decrease net earnings but also reduce reported GAAP cash flow from operations even though they are discretionary expenses; however, such charges are added back for purposes of determining DCF which is why it more nearly tracks cash flow reported by full cost accounting companies who capitalize such costs.

     Exploration expense for 1998 of $722,000 included two exploratory dry holes. In the S.E. Froid area in Montana $209,000 was expensed while in the Texas Gulf Coast area the second dry hole cost $142,000. At present no exploratory oil wells can be justified on any of the 3-D seismic structures mapped on the Company's Williston Basin leasehold blocks in Montana until crude oil prices significantly improve. Early in 1998 3-D seismic costs of $135,000 were incurred in this area in anticipation there would be an improvement in crude oil prices and because of leasehold expirations due to occur during 1999.

     Exploration charges for 1997 were also up significantly to $540,000 from $318,000 in 1996. These included $224,000 of 3-D seismic costs incurred in the S.E. Froid area in Montana which located new exploratory well sites, and $73,000 incurred for drilling a non-commercial exploratory oil well.

     During 1996 $184,000 was expensed when two Oklahoma exploratory wells drilled proved non-economic. Most of the balance of the 1996 expense was for geological consulting. During 1995, seismic survey costs of $46,000 were incurred in Canada and expensed while undeveloped leasehold costs in North Dakota were impaired by $69,000 both of which contributed to a total exploration expense of $245,000.

Litigation Expense

     The litigation expense in 1998 relates to the Maris E. Penn, et al lawsuit previously described for which charges have only just begun.

Interest Expense

     Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average amount outstanding has been higher during 1998 than in 1997. The average bank interest rate paid for debt in 1998, 1997 and 1996 was 7.1%, 7.1%, and 7.2%, respectively.

Income Taxes

     The Company's income tax position is complex. The utilization of net operating loss carryforwards by the Company has been complicated by two "change of ownership" transactions under Section 382 of the Internal Revenue Code, one of which occurred on October 1, 1987 and the other on August 25, 1993. Only the first of those changes has limited the utilization of net operating loss carryforwards. Furthermore, a quasi-reorganization occurred on December 1, 1987 which requires that benefits from net operating loss carryforwards or any other tax credits that arose prior to the quasi-reorganization be credited to additional paid-in capital rather than to income. Only post quasi-reorganization tax benefits realized can be credited to income.

     As a result of available net operating loss carryforwards, the Company's Federal income tax obligations have been limited to "alternative minimum tax" so that the Company has had a current Federal tax payable of less than 2% of pre-tax earnings. In 1998, the Company has a net operating loss carryforward from 1995 and operating loss carryforwards remaining from periods prior to the first Section 382 ownership change. Utilization of those latter benefits are limited to $904,000 per year so that the Company's current Federal tax provision and liability may increase in 1999 and thereafter unless an active drilling program is maintained. In addition, the Company pays state income taxes.

     During 1998, the net deferred tax asset was $210,000 and is comprised of a $327,000 current portion and a $117,000 long-term tax liability. The valuation allowance was decreased by a net $35,000. A deduction of $156,000 for the benefit of stock options that were exercised was added to additional paid-in capital.

     During 1997, there was a net deferred tax liability of $989,000 which was comprised of $201,000 current portion and $788,000 long- term liability. The valuation allowance had a net reduction of $26,000 from 1996 to November 30, 1997. A deduction of $76,000 for the benefit of disqualifying disposition of incentive stock options was added to additional paid-in capital.

     During 1996, the net deferred tax asset was reduced to $1,000 which was comprised of $631,000 current deferred tax asset and $630,000 long-term liability. The valuation allowance had a net reduction of $268,000 from 1995 to November 30, 1996. A deduction of $102,000 for the benefit of disqualifying disposition of incentive stock options was added to additional paid-in capital.

New Accounting Pronouncements

     SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997 and adoption of the statement will not have a material impact on the Company's financial statements.

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

Effects of Changing Prices

     The United States economy experienced considerable inflation during the late 1970's and early 1980's but in recent years has been fairly stable and at low levels. The Company, along with most other U.S. business enterprises, was then and could again be adversely affected by any recurrence of such economic conditions although in general, inflation has had a minimal effect on the Company.

     In recent years, oil and natural gas prices have fluctuated widely so the Company's results of operations and cash flow have been inordinately affected. Oil and gas prices have also been somewhat influenced by regulation by various governmental agencies, by the world economy, and by world politics. Operating expenses have been relatively stable but, when analyzed as a percentage of revenues, may be distorted because they become a larger percentage of revenues when lower product prices prevail. Drilling and equipment costs have risen noticeably in the last two years but have recently begun to drop as drilling programs have been cutback by most companies. Competition in the industry can significantly affect the cost of acquiring leases, although in the past decade competition has lessened as more operators have withdrawn from active exploration programs. Inflation, as well as a recessionary period, can cause significant swings in the interest rates the Company pays on bank borrowings. These factors are anticipated to continue to affect the Company's operations, both positively and negatively, for the foreseeable future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent accountants and consolidated financial statements listed in the accompanying index are filed as part of this report. See Index to Consolidated Financial Statements on page 44.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


Items 10 and 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                 AND EXECUTIVE COMPENSATION

     A definitive proxy statement related to the 1999 Annual Meeting of Stockholders of Columbus Energy Corp. will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Nominees for Election of Directors," "Executive Officers of the Company," and "Executive Compensation" is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information required is set forth under the caption "Voting Securities and Principal Holders Thereof" in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


(a)       Financial statements and schedules
          included in this report:

          See "Index to Consolidated Financial Statements" on page 44.

     All schedules are omitted since either the required information is set forth in the financial statements or in the notes thereto or the information called for is not present in the accounts or is not required under the exception stated in Rule 5.04.

(b)  Reports on Form 8-K:

     The following reports on Form 8-K were filed on behalf of the Registrant since the third quarter of fiscal 1998:

          None

(c)  Exhibits:

Exhibit No.
*3(a) Restated Articles of Incorporation and Amendments thereto to date (Exhibit to Registration Statement No. 33-17885, Exhibit "a" to Form 10-Q dated July 13, 1990 and Exhibit 3(1)(a) to Form 8-K dated May 11, 1995).

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

*10(b) First Amendment of Credit Agreement dated September 8, 1998 between Columbus Energy Corp. and Norwest Bank Colorado, National Association (Exhibit 10(a) to Form 10-Q dated August 31, 1998).

*10(c) Second Amendment of Credit Agreement dated October 6, 1998 between Columbus Energy Corp. and Norwest Bank Colorado, National Association (Exhibit 10(b) to Form 10-Q dated August 31, 1998).

*10(d)            1993 Stock Purchase Plan (Exhibit to Registration Statement
                  No. 33-63336).

*10(e)            1995 Stock Option Plan (Exhibit 10(k) to Form 8-K dated May
                  11, 1995).

*10(f)            1985 Stock Option Plan (Exhibit to Registration Statement
                  No. 33-17885).

*10(g) 1985 Stock Option Plan, Amendment No. 2 dated November 7, 1991 (Exhibit 10(h) to Form 10-K dated November 30, 1991).

*10(h) Separation Pay Policy adopted December 1, 1990 for officers and employees and as amended February 17, 1992 (Exhibit 10(i) to Form 10-K dated November 30, 1991).

*10(i) Form of Indemnity Agreements with directors (Exhibit 10(k) to Registration Statement No. 33-46394).

 22               Subsidiaries of the Registrant.

 23(a)            Consent of PricewaterhouseCoopers LLP.

 23(b)            Consent of Reed W. Ferrill & Associates, Inc.

 23(c)            Consent of Huddleston & Co., Inc.

 27               Financial Data Schedule

_______________
*Incorporated by reference

                                               COLUMBUS ENERGY CORP.

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                       PAGE
                                                                       ----
Report of Independent Accountants                                       45

Financial Statements:
   Consolidated Balance Sheets at
   November 30, 1998 and 1997                                           46

   Consolidated Statements of Operations for the
   years ended November 30, 1998, 1997 and 1996                         48

   Consolidated Statements of Stockholders'
   Equity for the years ended
   November 30, 1998, 1997 and 1996                                     49

   Consolidated Statements of Cash Flows for the
   years ended November 30, 1998, 1997 and 1996                         51

Notes to the Consolidated Financial Statements                          52

                        Report of Independent Accountants



To the Board of Directors and Stockholders of Columbus Energy Corp.


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Columbus Energy Corp. and its subsidiaries at November 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended at November 30, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Denver, Colorado
February 10, 1999

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               November 30,
                                          ---------------------
                                            1998         1997
                                          --------     --------
                                             (in thousands)

Current assets:
  Cash and cash equivalents ..........    $  2,003     $  1,857
  Accounts receivable:
    Joint interest partners ..........       1,570        1,932
    Oil and gas sales ................       1,239        2,054
    Allowance for doubtful accounts ..        (116)        (116)
  Deferred income taxes (Note 5) .....         327           --
  Inventory of oil field equipment,
    at lower of average cost or market          95          102
  Other ..............................         106           82
                                          --------     --------

   Total current assets ..............       5,224        5,911
                                          --------     --------

Property and equipment:
  Oil and gas assets, successful
    efforts method (Notes 3 and 4) ...      36,039       33,803
  Other property and equipment .......       1,804        2,053
                                          --------     --------

                                            37,843       35,856

  Less:  Accumulated depreciation,
    depletion, amortization and
    valuation allowance
    (Notes 2 and 3) ..................     (19,118)     (15,632)
                                          --------     --------

    Net property and equipment .......      18,725       20,224
                                          --------     --------

                                          $ 23,949     $ 26,135
                                          ========     ========

                                   (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 November 30,
                                            ---------------------
                                              1998         1997
                                            --------     --------
                                                (in thousands)

Current liabilities:
  Accounts payable                          $  1,846    $  3,023
  Undistributed oil and gas
    production receipts                          317         393
  Accrued production and property taxes          677         551
  Prepayments from joint interest owners         374         565
  Accrued expenses                               415         377
  Income taxes payable (Note 5)                    2          42
  Deferred income taxes (Note 5)                   -         201
  Other                                           37          37
                                             -------      ------

    Total current liabilities                  3,668       5,189
                                             -------      ------

Long-term bank debt (Note 4)                   4,900       2,200
Deferred income taxes (Note 5)                   117         788

Commitments and contingent liabilities (Note 9)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value; none issued              -           -
  Common stock authorized 20,000,000 shares
    of $.20 par value; 4,611,001 shares
    issued in 1998 and 4,492,068 in 1997
    (outstanding 4,046,552 in 1998 and
    3,883,557 in 1997) (Notes 1 and 7)           922         898
  Additional paid-in capital                  19,656      18,124
  Retained earnings (accumulated deficit)     (1,440)      2,887
                                             -------     -------
                                              19,138      21,909
Less:
    Treasury stock, at cost (Note 7)
      564,449 shares in 1998 and
      608,511 shares in 1997                  (3,874)     (3,951)
                                             -------     -------
        Total stockholders' equity            15,264      17,958
                                             -------     -------
                                             $23,949     $26,135



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended November 30,
                                                                               ---------------------------------
                                                                                 1998         1997         1996
                                                                               --------     --------     -------
                                                                             (in thousands, except per share data)
Revenues:
  Oil and gas sales .......................................................    $ 10,617     $ 13,815     $10,572
  Operating and management
    services ..............................................................       1,336        1,176       1,087
  Gain (loss) on sale of assets ...........................................        --            (60)         31
  Interest income and other ...............................................         141          165         125
                                                                               --------     --------     -------
         Total revenues ...................................................      12,094       15,096      11,815
                                                                               --------     --------     -------

Costs and expenses:
  Lease operating expenses ................................................       2,140        1,849       1,965
  Property and production taxes ...........................................       1,080        1,258       1,051
  Operating and management
    services ..............................................................       1,060          827         877
  General and administrative ..............................................       1,466        1,372         999
  Depreciation, depletion and
   amortization ...........................................................       3,846        3,295       2,835
  Impairments .............................................................       3,482        2,179         165
  Exploration expense .....................................................         722          540         318
  Litigation expense ......................................................           4           10          16
                                                                               --------     --------     -------

     Total costs and expenses .............................................      13,800       11,330       8,226
                                                                               --------     --------     -------

     Operating income (loss) ..............................................      (1,706)       3,766       3,589
                                                                               --------     --------     -------

Other (income) expense:
  Interest ................................................................         260          174         260
  Other ...................................................................          26           (4)          2
                                                                               --------     --------     -------
                                                                                    286          170         262
                                                                               --------     --------     -------
         Earnings (loss) before
         income taxes .....................................................      (1,992)       3,596       3,327
  Provision (benefit) for income
     taxes (Note 5) .......................................................        (757)       1,429       1,229
                                                                               --------     --------     -------

            Net earnings (loss) ...........................................    $ (1,235)    $  2,167     $ 2,098
                                                                               ========     ========     =======

Earnings (loss) per share (Note 8):
    Basic .................................................................    $   (.29)    $    .50     $   .50
                                                                               ========     ========     =======
    Diluted ...............................................................    $   (.29)    $    .49     $   .49
                                                                               ========     ========     =======

Weighted average number of common and common equivalent shares outstanding:
    Basic .................................................................       4,194        4,299       4,211
                                                                               ========     ========     =======
    Diluted ...............................................................       4,194        4,392       4,259
                                                                               ========     ========     =======

        The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended November 30, 1998

                                                                   Retained
                                    Common Stock     Additional    Earnings       Treasury Stock
                                  ----------------    Paid-in    (Accumulated   ---------------------
                                  Shares    Amount    Capital      deficit)     Shares        Amount
                                  -------   ------   ----------  ------------   ------      ---------
                                                 (dollar amounts in thousands)

Balances,
  December 1, 1995 ............  3,328,580    $666    $ 15,842     $(1,378)     260,431     $(1,944)

Exercise of employee
  stock options ...............    161,433      32         948          --       43,800        (370)
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options .....................         --      --         102          --           --          --
Purchase of shares ............         --      --          --          --       86,100        (579)
Shares issued for oil and
  gas properties ..............         --      --          31          --      (30,000)        223
Shares issued for Stock
  Purchase Plan ...............      9,902       2          51          --       (2,492)         18
Shares issued for
  Incentive Bonus Plan and
  directors' fees .............         --      --         (22)         --      (13,270)         96
Income tax benefit of
  loss carryforwards
  arising prior to
  quasi-reorganization ........         --      --         409          --           --          --
Net earnings ..................         --      --          --       2,098           --          --
                                 ---------    ----    --------     -------     --------     -------

Balances,
  November 30, 1996 ...........  3,499,915     700      17,361         720      344,569      (2,556)
                                 ---------    ----    --------     -------     --------     -------

Exercise of employee
  stock options ...............     99,233      20         548        --         13,333        (131)
Purchase of shares ............       --       --         --          --        158,014      (1,381)
Shares issued for Stock
  Purchase Plan ...............      6,996       1          62        --         (1,762)         12
Shares issued for
  Incentive Bonus Plan
  and directors' fees .........       --       --           (7)       --        (13,451)        105


                              COLUMBUS ENERGY CORP.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - (continued)
                   For the Three Years Ended November 30, 1998

                                                                   Retained
                                    Common Stock     Additional    Earnings       Treasury Stock
                                  ----------------    Paid-in    (Accumulated   ---------------------
                                  Shares    Amount    Capital      deficit)     Shares        Amount
                                  -------   ------   ----------  ------------   ------      ---------
                                                 (dollar amounts in thousands)

Shares issued under
  five-for-four stock
  split ....................      885,924    $177    $   (178)     $    --      107,808     $      --
Tax benefit of disqualifying
  disposition of incentive
  stock options ............           --      --           76          --           --            --
Income tax benefit of
  loss carryforwards
  arising prior to
  quasi-reorganization .....           --      --          262          --           --            --
Net earnings ...............           --      --           --       2,167           --            --
                                ---------    ----     --------     -------     --------     ---------

Balances,
  November 30, 1997 ........    4,492,068     898       18,124       2,887      608,511        (3,951)
                                ---------    ----     --------     -------     --------     ---------

Exercise of employee
  stock options ............      109,910      22          592          --       27,193          (229)
Purchase of shares .........           --      --           --          --      352,766        (2,550)
Shares issued for Stock
  Purchase Plan ............        9,023       2           70          --       (2,275)           16
10% stock dividend .........           --      --          492      (3,092)    (386,494)        2,598
Shares issued for
  Incentive Bonus Plan
  and directors' fees ......           --      --          (57)         --      (35,252)          242
Tax benefit of stock option
  exercises ................           --      --          215          --           --            --
Income tax benefit of
  loss carryforwards
  arising prior to
  quasi-reorganization .....         --       --          220        --              --            --
Net loss ...................         --       --         --        (1,235)           --            --
                                ---------    ----    --------      --------     ---------   ---------

Balances,
  November 30, 1998 ........    4,611,001    $922    $ 19,656     $(1,440)      564,449     $  (3,874)
                                =========    ====    ========     =======      ========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended November 30,
                                                                           -------------------------------
                                                                             1998        1997        1996
                                                                           --------    -------     -------
                                                                                   (in thousands)

Net earnings (loss) ...................................................    $(1,235)    $ 2,167     $ 2,098
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation, depletion, and
     amortization .....................................................      3,846       3,295       2,835
    Impairments and loss on asset dispositions ........................      3,482       2,179         165
    Deferred income tax provision (benefit) ...........................       (822)      1,328       1,148
    Other .............................................................        199         163          94

Changes in operating assets and liabilities:
    Accounts receivable ...............................................      1,177      (1,554)       (358)
    Other current assets ..............................................         (7)         21         (38)
    Accounts payable ..................................................       (298)        352         (22)
    Undistributed oil and gas production receipts .....................        (76)        339        (294)
    Accrued production and property taxes .............................        126          (4)        (80)
    Prepayments from joint interest owners ............................       (191)        307          69
    Income taxes payable (receivable) .................................         18           9          41
    Other current liabilities .........................................         39          36         (20)
                                                                           -------     -------     -------

    Net cash provided by operating activities .........................      6,258       8,638       5,638
                                                                           -------     -------     -------

Cash flows from investing activities:
    Proceeds from sale of assets ......................................         36       1,005         606
    Additions to oil and gas properties ...............................     (6,642)     (8,172)     (6,863)
    Additions to other assets .........................................       (111)       (127)        (63)
                                                                           -------     -------     -------
    Net cash used in investing activities .............................     (6,717)     (7,294)     (6,320)
                                                                           -------     -------     -------

Cash flows from financing activities:
    Proceeds from long-term debt ......................................      3,400       3,000       3,400
    Reduction in long-term debt .......................................       (700)     (3,000)     (2,800)
    Proceeds from exercise of stock options ...........................        455         498         643
    Purchase of treasury stock ........................................     (2,550)     (1,381)       (579)
                                                                           -------     -------     -------
    Net cash provided by (used in)
      financing activities ............................................        605        (883)        664
                                                                           -------     -------     -------

Net increase (decrease) in cash and cash equivalents ..................        146         461         (18)
Cash and cash equivalents at beginning of year ........................      1,857       1,396       1,414
                                                                           -------     -------     -------
Cash and cash equivalents at end of year ..............................    $ 2,003     $ 1,857     $ 1,396
                                                                           =======     =======     =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest ........................................................    $   254     $   182     $   250
                                                                           =======     =======     =======
      Income taxes, net of refunds ....................................    $    47     $    91     $    41
                                                                           =======     =======     =======

Supplemental disclosure of non-cash investing and financing activities:
    Non-cash compensation expense
      related to common stock .........................................    $   190     $    98     $   114
                                                                           =======     =======     =======
    Oil and gas property additions for stock ..........................    $  --       $  --       $   253
                                                                           =======     =======     =======
    Use of loss carryforwards credited to
      additional paid-in-capital ......................................    $   220     $   262     $   409
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

                              COLUMBUS ENERGY CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)      FORMATION AND OPERATIONS OF THE COMPANY

         Columbus Energy Corp. ("Columbus") was incorporated as a Colorado corporation on October 7, 1982 primarily to explore for, develop, acquire and produce oil and gas reserves. Columbus' wholly-owned subsidiary is Columbus Gas Services, Inc. ("CGSI"). CEC Resources Ltd. ("Resources") was also a wholly-owned subsidiary prior to February 24, 1995 when it was divested by Columbus by a rights offering to its shareholders. On September 1, 1998 Columbus formed a Texas partnership named Columbus Energy, L.P. and is its general partner. The partnership's limited partner is Columbus Texas, Inc. ("Texas"), a Nevada corporation, which is a wholly- owned subsidiary of Columbus. All of the Company's oil and gas properties in Texas were transferred to the partnership effective September 1, 1998. Columbus remains the operator of the properties. Columbus and its subsidiaries are referred to in these Notes to the Financial Statements as the "Company".

(2)      ACCOUNTING POLICIES

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of management's estimates. The following is a summary of the significant accounting policies followed by the Company.

         Consolidation

         The accompanying consolidated financial statements include the accounts of Columbus and its wholly-owned subsidiaries, CGSI and Texas. All significant intercompany balances have been eliminated in consolidation.

         Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Hedging activities are included in cash flow from operations in the cash flow statements.

                              COLUMBUS ENERGY CORP.

         Financial Instruments and Concentrations of Credit Risk

         The Company maintains demand deposit accounts with separate banks in Denver, Colorado. The Company also invests cash in the highest rated commercial paper of large U.S. companies, with maturities not over 30 days, which have minimal risk of loss. At November 30, 1998 and 1997 the Company had investments in commercial paper of $1,100,000 and $900,000, respectively. The carrying amounts of accounts receivable and accounts payable approximate their fair values based on the short-term nature of those instruments. The carrying amount of long-term debt approximates fair value because the interest rate on this instrument changes with market interest rates.

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

         Oil and Gas Properties

         The Company follows the successful efforts method of accounting. Expenditures for lease acquisition and development costs (tangible and intangible) relating to proved oil and gas properties are capitalized. Delay and surface rentals are charged to expense in the year incurred. Dry hole costs incurred on exploratory operations are expensed. Dry hole costs associated with developing proved fields are capitalized. Expenditures for additions, betterments, and renewals are capitalized. Exploratory geological and geophysical costs are expensed when incurred.

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

         The Company follows the entitlements method of accounting for balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1998 and 1997.

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

                              COLUMBUS ENERGY CORP.

         Earnings Per Share

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

         Accounting for Stock-Based Compensation

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" in 1995. This statement prescribes the accounting and reporting standards for stock-based employee compensation plans and was effective for the Company's 1997 fiscal year. The Company makes the alternative pro forma disclosures as permitted in the SFAS.

         New Accounting Pronouncements

         SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997 and adoption of the statement will not have a material impact on the Company's financial statements.

                              COLUMBUS ENERGY CORP.

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

                    Capitalized Costs Relating to Oil and Gas
                              Producing Activities
                                 (in thousands)

                                                         November 30,
                                                     -------------------
                                                      1998         1997
                                                     -------     -------
         Proved properties                           $35,290     $33,074
         Unproved properties                             749         729
                                                     -------     -------

                                                      36,039      33,803

         Less accumulated depreciation,
           depletion, amortization and
           valuation allowance                       (17,919)    (14,175)
                                                     -------     -------

         Total net properties                        $18,120     $19,628
                                                     =======     =======

                              COLUMBUS ENERGY CORP.

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities
                                 (in thousands)

                           Year Ended November 30,
                        ---------------------------
                         1998       1997      1996
                        ------    -------    ------
Property acquisition
  costs:
         Proved         $   74    $    --    $3,025
     Unproved              764        508       976
Exploration costs          722        540       318
Development costs        4,925      9,043     3,115
                        ------    -------    ------

Total costs incurred    $6,485    $10,091    $7,434
                        ======    =======    ======


                 Results of Operations for Producing Activities
                                 (in thousands)

                              Year Ended November 30,
                         -------------------------------
                            1998        1997       1996
                         --------     -------    -------

Sales                    $ 10,617     $13,815    $10,572
Production (lifting)
  costs (a)                 3,220       3,107      3,016
Exploration expenses          722         540        318
Impairment of long-
  lived assets              3,482       2,179        165
Depreciation
  depletion and
  amortization (b)          3,743       3,194      2,703
                         --------     -------    -------
                             (550)      4,795      4,370

Imputed income tax
  provision (benefit)        (209)      1,905      1,614
                         --------     -------    -------
Results of operations
  from producing
  activities
  (excluding overhead
  and interest
  incurred)              $   (341)    $ 2,890    $ 2,756
                         ========     =======    =======

(a) Production costs include lease operating expenses, production and property taxes
(b) Amortization expense per equivalent barrel of production:
    1998 - $4.64   1997 - $3.91   1996 - $3.86

                              COLUMBUS ENERGY CORP.

         For the years ended November 30, 1998, 1997 and 1996, the Company had the following customers who purchased production equal to more than 10% of its total revenues. The following table shows the amounts purchased by each customer.

                     1998                 1997                1996
              ------------------   ------------------  -------------------
              Amount   % Revenue   Amount   % Revenue   Amount   % Revenue
              ------   ---------   ------   ---------  -------   ---------
Customer A    $1,652     15.6%     $2,956      21.4%   $ 3,142      29.7%
Customer B     5,204     49.0       6,536      47.3      5,513      52.2
Customer C         -        -       1,395      10.1      1,212      11.5
Customer D     1,321     12.4           -         -          -         -

         In the Company's judgment, termination by any purchaser under which its present sales are made would not have a material impact upon its ability to sell its production to another purchaser at similar prices.

                              COLUMBUS ENERGY CORP.

(4)  LONG-TERM DEBT

         The Company has a Credit Agreement ("Agreement") with Norwest Bank Denver, N.A. ("Bank") having a borrowing base of $10,000,000, which is subject to semi-annual redetermination for any increase or decrease. On September 8, 1998 the Credit Agreement was amended to extend the revolving period to July 1, 2000 when it entirely converts to an amortizing term loan which matures July 1, 2003. The credit is collateralized by a first lien on oil and gas properties. The interest rate options are the Bank's prime rate or LIBOR plus 1.50%. In addition, a commitment fee of 1/4 of 1% of the average unused portion of the credit is payable quarterly.

         At November 30, 1998 outstanding borrowings on the revolving line of credit were $4,900,000 and the unused borrowing base available was $5,100,000. The $4,900,000 bears interest at LIBOR rate of 5.15% plus 1.50%.

         The Agreement as amended provides that certain financial covenants be met which include a minimum net worth of $12,000,000 plus 50% of Cumulative Net Income, as defined, minus exploration expenses after August 31, 1998, a quarterly calculation of a current ratio of not less than 1.0:1.0 and a ratio of Funded Debt to Consolidated Net Worth, as defined, not greater than 1.25:1.00. Columbus has complied with these covenants. Under the terms of the Agreement, Columbus is permitted to declare and pay a dividend in cash so long as no default has occurred or a mandatory prepayment of principal is pending.

         The scheduled payments of long-term debt are as follows (in thousands):

Year ending November 30,:


                                    1999             $     -
                                    2000                 544
                                    2001               1,633
                                    2002               1,634
                                    2003               1,089
                                                     -------

                                             Total   $ 4,900
                                                     =======

                              COLUMBUS ENERGY CORP.

(5)      INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):

                                   1998       1997      1996
                                -------     ------    ------

Current:
   Federal                      $  --       $   13    $    2
   State                             65         88        79
                                -------     ------    ------
                                     65        101        81
                                -------     ------    ------

Deferred:
   Federal                         (789)       942       288
   Use of loss carryforwards       --          347       848
   State                            (33)        39        12
                                -------     ------    ------
                                   (822)     1,328     1,148
                                -------     ------    ------

Total income tax
   provision (benefit)          $  (757)    $1,429    $1,229
                                =======     ======    ======

         Total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                    Percent of Pretax Earnings
                                   ---------------------------
                                    1998       1997       1996
                                   ------     ------     -----
U.S. Statutory rate                 (34)%      34 %       34 %
State income taxes                    2         2          6
Change in valuation
  allowance                          (4)        2          4
Percentage depletion                 --         -         (7)
Other                                (2)        2         --
                                    ---         -         --

Effective rate                      (38)%      40 %       37 %
                                    ===        ==         ==

         The  Company   files  a   consolidated   income  tax  return  with  its
subsidiaries. Consolidated income taxes are payable only when taxable income exceeds available net operating loss carryforwards and other credits.

         The Tax Reform Act of 1986 limits the use of corporate tax carryforwards in any one taxable year if a corporation experiences a 50% change of ownership. Columbus experienced such a change of ownership in October 1987 which limits its use of pre-change ownership net operating losses to approximately $900,000 in each subsequent year.

                              COLUMBUS ENERGY CORP.

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

         During fiscal 1998, certain tax assets (shown in the table below) were utilized and the valuation allowance was decreased during the year by $35,000. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were as follows (in thousands):

                                                                       Current Year
                                                                  -----------------------
                                                          Dec. 1, Stockholders' Operations/  Nov. 30,
                                                           1997     Equity       Other       1998
                                                          ------- -----------   -----------  --------
Deferred tax assets:
  Pre-1987 loss carryforwards                             $ 1,053     $--         $  71       $ 1,124
  Post-1987 loss carryforwards                                540      --            --           540
  Percentage depletion
    carryforwards                                           1,304      --           174         1,478
  State income tax loss
    carryforwards                                             105      --            13           118
  Other                                                       327      --             2           329
                                                          -------     ----        -----       -------
                  Total                                     3,329      --           260         3,589
    Valuation allowance (long-term)                        (1,443)     221(a)      (186)       (1,408)
                                                          -------     ----        -----       -------
         Deferred tax assets                                1,886      221           74         2,181
                                                          -------     ----        -----       -------

  Tax benefit of stock option
    exercises                                                --        156(a)      (156)           --
                                                          -------     ----        -----       -------

Deferred tax liabilities-
  Depreciation, depletion and
    amortization and other                                 (2,875)     --           904        (1,971)
                                                          -------     ----        -----       -------

    Net tax asset (liability)                             $  (989)    $377        $ 822       $   210
                                                          =======     ====        =====       =======
_____________
(a)  Credited to additional paid-in capital.

                              COLUMBUS ENERGY CORP.

         The Company has approximate net operating loss carryforwards (in thousands) available at November 30, 1998 as follows:

                                                  Net
                     Expiration Year        Operating Loss
                     ---------------        --------------
                           1999                $ 2,014
                           2000                    906
                           2001                    387
                           2010                  1,589
                                               -------
                                               $ 4,896
                                               =======

         For Alternative Minimum Tax purposes the Company had net operating loss carryforwards of approximately $6,268,000 as of November 30, 1998. The Company also has percentage depletion carryforwards of $3,890,000 which do not expire. State income tax operating loss carryforwards of approximately $1,950,000 are available at November 30, 1998.

         The earnings before income taxes for financial statements differed from taxable income as follows (in thousands):

                                         1998        1997        1996
                                       -------     -------     -------

Earnings (loss) before income taxes
  per financial statements             $(1,992)    $ 3,596     $ 3,327

Differences between income
  before taxes for financial
  statement purposes and
  taxable income:
  Intangible drilling costs
    deductible for taxes                (2,771)     (6,158)     (1,520)
  Excess of book over tax
    depletion, depreciation
    and amortization                     1,816       1,683         754
  Tax benefit of stock option
    exercises                             (229)       (200)       (273)
  Impairment expense                     3,426       1,843         165
  Lease abandonments                       (74)        (13)       (117)
  Other                                    (23)        153         (95)
                                       -------     -------     -------
Federal taxable income                 $   153     $   904     $ 2,241
                                       =======     =======     =======

                              COLUMBUS ENERGY CORP.

         Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryfor ward period. Based upon the proved reserves as of November 30, 1998 as well as contemplated drilling activities, but excluding revenues from any possible future increase in proved reserves, management believes that taxable income during the carryforward period will be sufficient to essentially utilize the NOL's before they expire. Of the total valuation allowance of $1,408,000 as of November 30, 1998, $516,000 relates to pre-quasi- reorganization tax assets and the balance of $892,000 relates to post-quasi-reorganization tax assets. In future periods, reduction of the pre-quasi-reorganization portion of the valuation allowance will be credited to additional paid-in capital and reduction of the post-quasi-reorganization portion of the valuation allowance will be credited to income.

         Estimates of future taxable income are subject to continuing review and change because oil and gas prices fluctuate, proved reserves are developed or new reserves added as a result of future drilling activities, and operation and management services revenue and expenses vary. A minimum level of $9,500,000 of future taxable income will be necessary to enable the Company to fully utilize the net operating loss carryforwards and realize the gross deferred tax assets of $3,589,000. This level of income can be achieved using the value of proved reserves reported in the year end November 30, 1998 standardized measure of net cash flows but this does not give total assurance that sufficient taxable income will be generated for total utilization because of the volatility inherent in the oil and gas industry which makes it difficult to project earnings in future years due to the factors mentioned above. During 1998 the valuation allowance was decreased by $221,000 related to pre-quasi- reorganization tax assets and increased by $186,000 for post-quasi- reorganization assets. During 1997 the valuation allowance was decreased by $262,000 related to pre-quasi-reorganization tax assets and increased by $236,000 for post-quasi-reorganization assets. During 1996 the valuation allowance was decreased by $409,000 related to pre-quasi-reorganization tax assets and increased by $141,000 for post-quasi-reorganization tax assets.

(6)  RELATED PARTY TRANSACTIONS

     Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $218,000 for fiscal 1998, $255,000 for fiscal 1997 and $296,000 for fiscal 1996.

(7)  CAPITAL STOCK

     The shares and prices of stock options in this note have been adjusted to reflect the five-for-four stock split in 1997 and 10% stock dividends in fiscal 1998, 1995 and 1994.

                              COLUMBUS ENERGY CORP.

     Columbus has several stock option plans with outstanding options for the benefit of all employees. Under the 1985 Plan, options for 63,731 shares were exercisable at November 30, 1998. No additional options may be granted under the 1985 Plan. At November 30, 1997, 82,878 shares were exercisable.

     Under the 1995 Plan, as of November 30, 1998, 6,937 option shares remained available for granting, and options for 314,182 shares were exercisable. Options may be exercised for a period determined at grant date but not to exceed five years. Options are vested in three equal annual amounts from grant date or each annual amount may be exercised immediately for each twelve-month period the optionholder has been an employee of the Company. At November 30, 1997, 45,711 shares were available for granting, and options for 330,539 shares were exercisable.

     The Board of Directors has granted non-qualified stock options of which there were 231,803 exercisable at November 30, 1998 and 128,728 shares were exercisable at November 30, 1997. The Board of Directors has reserved 350,000 shares of treasury stock to be used for issuing common stock when non-qualified stock options are exercised.

     On December 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company elected to continue to measure compensation costs for these plans using the current method of accounting under Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Columbus stock on the date of grant. Had compensation cost for the Company's stock option plans been determined using the fair-value method in SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                  1998        1997        1996
                                --------     ------      ------
                              (thousands except per share amounts)
     Net income (loss)
          As reported           $(1,235)     $2,167      $2,098
          Pro forma              (1,392)     $1,968      $1,897

     Earnings (loss) per
       share (primary)
          As reported           $  (.29)     $  .50      $  .50
          Pro forma             $  (.33)     $  .46      $  .45

                              COLUMBUS ENERGY CORP.

     Options are granted at 100% of fair market value on the date of grant. The following table is a summary of stock option transactions for the three years ended November 30, 1998:

                                 1998               1997               1996
                           -----------------  ----------------- ----------------
                                   Weighted-          Weighted-        Weighted-
                                   Average            Average           Average
                                   Exercise           Exercise          Exercise
                           Shares   Price     Shares   Price    Shares   Price
                           ------  --------   ------  --------- ------ ---------
                                           (options in thousands)
Shares under option at
  beginning of year          557    $6.45       490    $5.65      388    $5.25
Granted                      182     6.76       191     7.38      338     5.27
Exercised                   (115)    5.34      (121)    4.70     (222)    4.42
Expired                       (5)    7.79        (3)    6.64      (14)    4.89
                            ----               ----              ----

Shares under option at
  end of year                619     6.73       557     6.45      490     5.65
                            ====               ====              ====
Options exercisable
  at November 30             610    $6.73       542    $6.42      476    $5.65
Shares available for
  future grant at end
  of year                    170                 46               194
Weighted-average fair value
  of options granted during
  the year                          $1.40              $2.04             $1.20

     The following table summarizes information about the Company's stock options outstanding at November 30, 1998:

                        Options Outstanding              Options Exercisable
                ------------------------------------   -----------------------
                              Weighted-
                  Options      Average     Weighted-     Options     Weighted-
   Range of     Outstanding   Remaining     Average    Exercisable    Average
   Exercise      at Year     Contractual   Exercise      at Year     Exercise
    Prices         End       Life (Years)    Price         End        Price
-------------   -----------  ------------  ---------   -----------   ---------
                              (options in thousands)

$4.68 - $5.79       124         1.0         $ 5.48         124         $ 5.48
$6.03 - $6.44       136         3.0           6.30         133           6.29
$7.00 - $7.84       359         2.5           7.33         353           7.33
                    ---         ---         ------         ---         ------

$4.68 - $7.84       619         2.3           6.73         610           6.73
                    ===         ===         ======         ===         ======

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 1998         1997         1996
                                 ----         ----         ----

Expected option life - years     2.32         2.36         1.81
Risk-free interest rate          5.02%        6.08%        5.64%
Dividend yield                   0   %        0   %        0   %
Volatility                      25.87%       30.60%       23.14%

                              COLUMBUS ENERGY CORP.

      On October 28, 1992, the Board of Directors approved an Employee Stock Purchase Plan ("Plan") to begin January 1, 1993, which was approved by the shareholders at the 1993 annual meeting. Under the Plan a total of 220,000 shares were reserved from authorized unissued common stock from which payments by participants into the Plan will be utilized to purchase shares and the Company will contribute an amount of shares equivalent to 25% of those payments which will be issued out of the Company's treasury stock as vesting occurs semi-annually. For the fiscal years 1998 and 1997 total matching contributions of $17,000 and $15,000, respectively, were accrued as an expense by the Company. The price of the issued shares equals the average trading price during each six month purchase period or the ending price, whichever is less. During fiscal 1998 a total of 11,298 shares were purchased (2,275 shares from treasury stock as the Company's contribution of 25%) at an average cost of $7.73 per share. During fiscal 1997 a total of 8,758 shares were purchased (1,762 shares from treasury stock for the Company contribution of 25%) at an average cost of $8.58 per share.

      The Company has been authorized by the Board of Directors to repurchase its common shares from the market at various prices during the last several years. Those repurchases are summarized as follows:

                                  Shares
       Fiscal year     --------------------------    Average
       repurchased     As purchased     Restated*     price*
       -----------     ------------     ---------    -------
          1996             86,100        118,388      $4.85
          1997            158,000        197,863      $6.92
          1998            352,750        357,715      $7.07

       *Restated for stock split and stock dividends

                              COLUMBUS ENERGY CORP.

          As of November 30, 1998 a total of 123,922 shares remained out of the most recent authorizations which may be repurchased at a price not to exceed $8.25 per share. As of January 31, 1999, 52,600 of those shares have been acquired at an average price of $6.60 per share.

(8)       EARNINGS PER SHARE

          The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                              Fiscal Year Ended November 30,
                                           ------------------------------------
                                               1998        1997        1996
                                           ----------  ----------  ------------
                                           (in thousands, except per share data)

Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted EPS (numerator)                  $(1,235)     $2,167     $2,098
                                              ======       =====      =====

Shares (denominator):
  Basic EPS                                    4,194       4,299      4,211
  Effect of dilutive option
    shares                                         -          93         48
                                               -----       -----      -----
  Diluted EPS                                  4,194       4,392      4,259
                                               =====       =====      =====

Per share amount:
  Basic EPS                                   $ (.29)     $  .50     $  .50
                                               =====       =====      =====
  Diluted EPS                                 $ (.29)     $  .49     $  .49
                                               =====       =====      =====

Number of shares not  included
  in basic EPS that  would have
  been  antidilutive because
  exercise price of options was
  greater than the average market
  price of the common shares                      138         73        152
                                                =====      =====      =====

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

       In June 1991, Columbus executed a lease for office space for its present building. The total rent expense for 1998, 1997 and 1996 was approximately $171,000, $161,000 and $133,000, respectively. Columbus has extended the lease for an additional one year through September 1999 at a base rate of $17,655 per month. Future rental payments required under this lease as of November 30, 1998 are $177,000 for fiscal year 1999.

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

       The separation pay policy of Columbus includes a retirement provision. Officers and employees may retire at age 65, or older, and at the discretion of the Board of Directors be paid retirement compensation based upon the length of service and the prior year's average compensation. Such compensation has been approved for three individuals who have reached age 65. As of November 30, 1998 the accrued liability totals $220,000 which may change in future years until their retirement as compensation and length of service with Columbus changes. The total obligation is unfunded and payment upon an individual's retirement will be made from working capital. The total expense accrued was $18,000, $23,000 and $16,000 in 1998, 1997 and 1996, respectively.

                              COLUMBUS ENERGY CORP.

      In prior years Columbus has hedged both natural gas and crude oil prices by entering into "swaps". There was no hedging activity in fiscal 1998. The swap was matched against the calendar monthly average price on the NYMEX and settled monthly. Revenues were decreased when the market price at settlement exceeded the contract swap price or increased when the contract swap price exceeded the market price. The following table shows the results of these swaps:

                                                        Increase (decrease) in
                                                         oil and gas revenues
                     Volume                             ----------------------
Description          per mo.             Period           1997          1996
-----------          -------             ------           ----          ----
                 (Mmbtu or bbl)
Natural Gas

$2.20/Mmbtu            60,000          3/97-10/97       $(86,400)
Futures Contracts      60,000         10/96-11/96                    $  42,000
$1.74 & $1.88/Mmbtu   120,000          4/96-11/96                    $(560,000)

Crude Oil

$21.17/bbl             10,000         11/96-10/97       $  8,900     $ (23,800)
$17.25/bbl with
  $19.50/bbl cap      10,000           1/96-12/96       $(22,500)    $(232,300)

      The Company's natural gas and crude oil swaps were considered financial instruments with off-balance sheet risk which were entered into in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involved, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had no natural gas or crude oil swaps outstanding as of November 30, 1998.

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

         On October 7, 1998, Columbus was served with a complaint in a lawsuit styled Maris E. Penn, Michael Mattalino, Bruce Davis, and Benjamin T. Willey, Jr. vs. Columbus Energy Corp., Cause No. 98- 44940 in the District Court of Harris County, Texas. The plaintiffs claim that Columbus breached the settlement agreement reached in September 1994 of their previous lawsuit by failing to develop properties located within the area of mutual interests and to act as a reasonably prudent operator in the development of the property. Plaintiffs allege damages under the contract but no amount is specified. Columbus has responded with a First Set of Interrogatories to plaintiffs. Columbus has denied the plaintiffs' allegations.

                              COLUMBUS ENERGY CORP.

(10)  DEFINED CONTRIBUTION PENSION PLAN

      The Company has a qualified defined contribution 401(k) plan covering all employees. The Company matches, at its discretion, a portion of a participant's voluntary contribution up to a certain maximum amount of the participant's compensation. The Company's contribution expense was approximately $106,000, $95,000, and $90,000 in the fiscal years 1998, 1997 and 1996, respectively.

                              COLUMBUS ENERGY CORP.

(11)  INDUSTRY SEGMENTS

      The Company operates primarily in two business segments of (1) oil and gas exploration and development, and (2) providing services as an operator, manager and gas marketing advisor.

      Summarized financial information concerning the business segments is as follows:

                                             1998         1997          1996
                                             ----         ----          ----
                                                         (in thousands)

Operating revenues from
  unaffiliated services:
     Oil and gas                           $10,631       $13,788      $10,617
     Services                                1,464         1,308        1,198
                                           -------       -------      -------

          Total                            $12,095       $15,096      $11,815
                                           =======       =======      =======

Depreciation, depletion
  and amortization (a):
     Oil and gas                           $ 3,784       $ 3,238      $ 2,763
     Services                                   62            57           72
                                           -------       -------      -------

          Total                            $ 3,846       $ 3,295      $ 2,835
                                           =======       =======      =======

Operating income (loss):
     Oil and gas                           $  (582)(b)   $ 4,714(b)   $ 4,339(b)
     Services                                  342           424          249
     General corporate expenses             (1,466)       (1,372)        (999)
                                           -------       -------      -------

          Total operating income            (1,706)        3,766        3,589
Interest expense and other                    (287)         (170)        (262)
                                           -------       -------     --------

          Earnings before income taxes     $(1,992)      $ 3,596      $ 3,327
                                           =======       =======      =======

Identifiable assets (a):
     Oil and gas                           $19,587       $21,917      $18,910
     Services                                4,362         4,218        2,715
                                           -------       -------      -------

          Total                            $23,949       $26,135      $21,625
                                           =======       =======      =======

Additions to property and equipment:
     Oil and gas                           $ 5,872       $ 9,671      $ 7,167
     Services                                   45             7           12
                                           -------       -------      -------

          Total                            $ 5,917       $ 9,678      $ 7,179
                                           =======       =======      =======

(a) Other property and equipment have been allocated above to the oil and gas and services segment based upon the estimated proportion the property is used by each segment. Therefore, depletion, depreciation and amortization and identifiable assets do not match the functional allocations in Note 3 to the consolidated financial statements.

(b) Includes non-cash impairment loss of $3,482,000 in 1998, $2,179,000 in 1997 and $165,000 in 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COLUMBUS ENERGY CORP.
                                         ---------------------
                                             (Registrant)


Date:      February 12, 1999          By:/s/Harry A. Trueblood, Jr.
        -----------------------          --------------------------
                                         Harry A. Trueblood, Jr.
                                         Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                            Date
       ---------                    ------                            ----
                          Principal Executive Officer

                                 Chairman of the Board,
                                 President, and Chief
/s/ Harry A. Trueblood, Jr.      Executive Officer                    2/12/99
---------------------------                                           -------
Harry A. Trueblood, Jr.

                            Chief Operating Officer

                                 Executive Vice President
/s/ Clarence H. Brown            and Chief Operating Officer          2/12/99
---------------------------                                           -------
Clarence H. Brown

                   Principal Accounting and Financial Officer


/s/ Ronald H. Beck               Vice President                       2/12/99
---------------------------                                           -------
Ronald H. Beck

                         Majority of Board of Directors


/s/ Harry A. Trueblood, Jr.       Director                            2/12/99
---------------------------                                           -------
Harry A. Trueblood, Jr.


/s/ Clarence H. Brown             Director                            2/12/99
---------------------------                                           -------
Clarence H. Brown


/s/ J. Samuel Butler              Director                            2/12/99
---------------------------                                           -------
J. Samuel Butler


/s/ William H. Blount, Jr.        Director                            2/12/99
---------------------------                                           -------
William H. Blount, Jr.

                                                      Commission File No. 1-9872



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                    FORM 10-K



                                  ANNUAL REPORT

                         PURSUANT TO SECTION 13 OR 15(d)

                                       OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998















                              COLUMBUS ENERGY CORP.
                           (Exact Name of Registrant)

                               1660 Lincoln Street
                             Denver, Colorado 80264
                     (Address of Principal Executive Office)