Form 10-Q
period 1999-02-28
COLUMBUS ENERGY CORP
filed 1999-04-14
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        February 28, 1999
                               -------------------------------------------------
                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at April 9, 1999
-----------------------------                     ----------------------------
Common stock, $.20 par value                                3,860,668

                              COLUMBUS ENERGY CORP.

                                      INDEX


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                February 28, 1999 and
                November 30, 1998                                          3

              Consolidated Statements of Operations -
                Three Months Ended February 28, 1999
                and 1998                                                   5

              Consolidated Statement of
                Stockholders' Equity -
                Three Months Ended February 28, 1999                       6

              Consolidated Statements of Cash Flows -
                Three Months Ended February 28, 1999
                and 1998                                                   7

              Notes to the Financial Statements                            9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                     14

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                        24

     Items 2-5.  Not Applicable

     Item 6.     Exhibits and Reports
                   on Form 8-K                                            24

     Signatures                                                           25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                   February 28,     November 30,
                                                      1999              1998
                                                   ------------     ------------
                                                   (unaudited)
                                                           (in thousands)

Current assets:
  Cash and cash equivalents                          $    916        $  2,003
  Accounts receivable:
    Joint interest partners                             1,225           1,570
    Oil and gas sales                                   1,069           1,239
    Allowance for doubtful accounts                      (116)           (116)
  Deferred income taxes (Note 3)                          272             327
  Inventory of oil field equipment,
    at lower of average cost or market                     87              95
  Other                                                   113             106
                                                      -------         -------

        Total current assets                            3,566           5,224
                                                      -------         -------

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                                    36,969          36,039
  Other property and equipment                          1,812           1,804
                                                      -------         -------

                                                       38,781          37,843
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                          (20,006)        (19,118)
                                                      -------         -------

        Net property and equipment                     18,775          18,725
                                                      -------         -------

                                                     $ 22,341        $ 23,949
                                                     ========        ========

                                   (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   February 28,     November 30,
                                                      1999              1998
                                                   ------------     ------------
                                                   (unaudited)
                                                           (in thousands)
Current liabilities:
  Accounts payable                                  $   1,553        $   1,846
  Undistributed oil and gas
   production receipts                                    154              317
  Accrued production and property taxes                   304              677
  Prepayments from joint interest owners                  225              374
  Accrued expenses                                        394              415
  Income taxes payable (Note 3)                            45                2
  Other                                                    14               37
                                                       ------           ------

        Total current liabilities                       2,689            3,668
                                                       ------           ------

Long-term bank debt (Note 2)                            5,000            4,900
Deferred income taxes (Note 3)                             59              117

Commitments and contingent liabilities
   (Notes 4 and 5)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                       -                -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,620,412 in 1999, and 4,611,001 in 1998
    (outstanding 3,940,665 in 1999 and
    4,046,552 in 1998)                                    924              922
  Additional paid-in capital                           19,711           19,656
  Retained earnings (accumulated deficit)              (1,412)          (1,440)
                                                       ------           ------
                                                       19,223           19,138
  Less: Treasury stock at cost
          679,747 shares in 1999 and
          564,449 shares in 1998                       (4,630)          (3,874)
                                                       ------           ------
        Total stockholders' equity                     14,593           15,264
                                                       ------           ------
                                                    $  22,341        $  23,949
                                                       ======           ======


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended February 28,
                                            --------------------------------
                                               1999                   1998
                                            ----------             ---------
                                          (in thousands, except per share data)
Revenues:
  Oil and gas sales                          $  2,033              $  2,837
  Operating and management
    services                                      336                   308
  Interest and other income                        27                    42
                                             --------              --------
       Total revenues                           2,396                 3,187
                                             --------              --------

Costs and expenses:
  Lease operating expenses                        422                   560
  Property and production taxes                   244                   260
  Operating and management
    services                                      251                   271
  General and administrative                      336                   287
  Depreciation, depletion and
    amortization                                  890                 1,005
  Impairments                                       -                 2,816
  Exploration expense                             119                   263
  Litigation expense (Note 4)                       4                     -
                                             --------              --------
      Total costs and expenses                  2,266                 5,462
                                             --------              --------

      Operating income (loss)                     130                (2,275)
                                             --------              --------

Other expenses (income):
  Interest                                         84                    43
  Other                                             1                    32
                                             --------              --------
                                                   85                    75
                                             --------              --------
      Earnings (loss) before
        income taxes                               45                (2,350)

Provision (benefit) for income
  taxes (Note 3)                                   17                  (893)
                                             --------              --------
      Net earnings (loss)                    $     28              $ (1,457)
                                             ========              ========

Earnings (loss) per share (Note 7):
  Basic                                      $    .01              $   (.34)
                                             ========              ========
  Diluted                                    $    .01              $   (.34)
                                             ========              ========

Average number of common shares and
 common equivalent shares outstanding:
  Basic                                         4,009                 4,258
                                             ========              ========
  Diluted                                       4,039                 4,258
                                             ========              ========


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended February 28, 1999
                                   (Unaudited)


                                                                         Retained
                                      Common Stock         Additional    Earnings       Treasury Stock
                                -------------------------   Paid-in    (Accumulated  -------------------
                                  Shares        Amount      Capital      deficit)    Shares       Amount
                                ----------   ------------  ----------  ------------  -------------------
                                                          (dollar amounts in thousands)
Balances,
  December 1, 1998               4,611,001       $   922      $19,656      $(1,440)   564,449      $(3,874)

Exercise of employee
  stock options                      4,107             1           21            -      3,492          (22)
Purchase of shares                       -             -            -            -    113,140         (743)
Shares issued for Stock
  Purchase Plan                      5,304             1           34            -     (1,334)           9
Net earnings                             -             -            -           28          -            -
                                 ---------       -------      -------      -------     ------      -------

Balances,
  February 28, 1999              4,620,412       $   924      $19,711      $(1,412)   679,747      $(4,630)
                                ==========       =======      =======      =======    =======       ======



     The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Three Months Ended February 28,
                                            --------------------------------
                                                 1999            1998
                                              ----------       ---------
                                                    (in thousands)

Net earnings (loss)                             $    28       $(1,457)

Adjustments to reconcile net earnings
  (loss)to net cash provided by
  operating activities:
    Depreciation, depletion, and
      amortization                                  890         1,005
    Impairments                                      --         2,816
    Deferred income tax provision (benefit)          (3)         (914)
    Exploration expense, noncash portion             40          --
    Other                                            30            21
Net change in operating assets and
  liabilities                                      (369)          (98)
                                                -------       -------
        Net cash provided by
          operating activities                      616         1,373
                                                -------       -------

Cash flows from investing activities:
  Additions to oil and gas properties            (1,085)       (2,749)
  Additions to other assets                         (10)           32
                                                -------       -------
        Net cash used in
          investing activities                   (1,095)       (2,717)
                                                -------       -------

Cash flows from financing activities:
  Proceeds from long-term debt                      300         1,300
  Reduction in long-term debt                      (200)         (200)
  Proceeds from issuance of
    common stock                                     35           156
  Purchase of treasury stock                       (743)         (482)
  Other                                            --              (2)
                                                -------       -------
        Net cash provided by (used in)
          financing activities                     (608)          772
                                                -------       -------

Net decrease in cash and
  cash equivalents                               (1,087)         (572)
Cash and cash equivalents at
  beginning of period                             2,003         1,857
                                                -------       -------
Cash and cash equivalents at
  end of period                                 $   916       $ 1,285
                                                =======       =======


                                   (continued)

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)



                                             Three Months Ended February 28,
                                            --------------------------------
                                                 1999            1998
                                              ----------       ---------
                                                    (in thousands)

Supplemental disclosure of
  cash flow information:
    Cash paid during the period for:
      Interest                                   $ 85            $ 40
                                                 ====            ====
      Income taxes, net of refunds               $(23)           $  4
                                                 ====            ====

Supplemental disclosure of non-cash
  investing and financing activities             None            None





























The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Columbus Energy Corp. ("Columbus") and its wholly-owned subsidiaries, Columbus Gas Services, Inc. ("CGSI") and Columbus Texas, Inc. ("Texas"). All significant intercompany balances have been eliminated in consolidation. The term "Company" as used herein includes Columbus and its subsidiaries.

          The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of management's estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of February 28, 1999 and November 30, 1998, and the results of its operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the Annual Report on Form 10-K for the year ended November 30, 1998. These accounting policies and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading. These quarterly financial statements should be read in conjunction with the consolidated financial statements and notes included in the 1998 Form 10-K.

(2)  LONG-TERM DEBT

     The Company has a credit agreement with Norwest Bank Denver, N.A. ("Bank") that was amended on September 8, 1998 to extend the revolving period to July 1, 2000 when it entirely converts to an amortizing term loan which matures July 1, 2003. The credit is collateralized by a first lien on oil and gas properties. The interest rate options are the Bank's prime rate or LIBOR plus 1.50%.

     The borrowing base is limited to $10,000,000 and subject to semi-annual redetermination for any increase or decrease. A commitment fee of 1/4 of 1% for any unused portion of the amount which is the difference between the borrowing base and the outstan ding borrowings is payable quarterly.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(3)  INCOME TAXES

          The provision (benefit) for income taxes consists of the following (in thousands):

                                           Three Months Ended February 28,
                                           -------------------------------
                                                1999             1998
                                             ---------         --------
Current:
          Federal                              $    8           $    1
          State                                    12               20
                                                -----            -----
                                                   20               21
                                                -----            -----

Deferred:
          Federal                                  (9)            (878)
          Use of loss carryforwards                 6                1
          State                                     -              (37)
                                                -----            -----
                                                   (3)            (914)
                                                -----            -----

  Total income tax (benefit) expense           $   17           $ (893)
                                               ======           ======


          Total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                              Percent of Pretax Earnings
                                            -------------------------------
                                            Three Months Ended February 28,
                                            -------------------------------
                                                1999             1998
                                                ----             ----

U.S. Statutory rate                               34 %                 (34)%
State income taxes                                 4                    (1)
Other                                              -                    (3)
                                                 ----                 ----
                                                  38 %                 (38)%
                                                 ====                 ====

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


          During the three months of fiscal 1999, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                         Current Year
                                         ---------------------------------------
                                         December 1,  Operations/   February 28,
                                            1998         Other          1999
                                         -----------  -----------   ------------

Deferred tax assets:
  Pre-1987 loss carryforwards             $ 1,124       $  --         $ 1,124
  Post-1987 loss carryforward                 540          --             540
  Percentage depletion
    carryforwards                           1,478          --           1,478
  State income tax loss
    carryforwards                             118            (6)          112
  Other                                       329             8           337
                                          -------       -------       -------
            Total                           3,589             2         3,591
     Valuation allowance
       (long-term)                         (1,408)         --          (1,408)
                                          -------       -------       -------
     Deferred tax assets                    2,181             2         2,183
                                          -------       -------       -------

Deferred tax liabilities-
  Depreciation, depletion and
    amortization and other                 (1,971)            1        (1,970)
                                          -------       -------       -------
    Net tax asset (liability)             $   210       $     3       $   213
                                          =======       =======       =======


(4)  LITIGATION

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

                                   (Unaudited)


(5)  COMMITMENTS AND CONTINGENT LIABILITIES

          When the Company uses natural gas and crude oil swaps they are considered financial instruments with off-balance sheet risk which are entered into in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involved, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had no natural gas or crude oil swaps outstanding as of February 28, 1999.

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

(6)  RELATED PARTY TRANSACTIONS

          CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $22,000 and $60,000 for the three months of 1999 and 1998, respectively. Effective on March 31, 1999, the agreement for Columbus to continue furnishing services was terminated following the 90 day notice period as provided.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(7)  EARNINGS PER SHARE

          The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                                 Three Months Ended February 28,
                                                 -------------------------------
                                                     1999           1998
                                                   -------        -------
                                                         (in thousands,
                                                    except per share data)

Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted EPS (numerator)                        $    28        $(1,457)
                                                   =======        =======

Shares (denominator):
  Basic EPS                                          4,009          4,258
  Effect of dilutive option shares                      30           --
                                                   -------        -------
  Diluted EPS                                        4,039          4,258
                                                   =======        =======

Per share amount:
  Basic EPS                                        $   .01        $  (.34)
                                                   =======        =======
  Diluted EPS                                      $   .01        $  (.34)
                                                   =======        =======

Number of shares (in  thousands)
  not included in basic EPS that
  would have been antidilutive because
  exercise price of options was greater
  than the average market price of the
  common shares                                        325             75
                                                    ======         ======

          Historical average number of shares outstanding and earnings per share have been adjusted for the 10% stock dividend distributed March 9, 1998 to shareholders of record as of February 23, 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

          The following summarizes the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes.

Liquidity and Capital Resources

          First quarter 1999 sales and financial results were dismal for the fifth consecutive quarter. Average worldwide and domestic crude oil prices were lower than in any quarter in more than ten years and on an inflation adjusted basis dipped to a lower average price than in any year since the 1930's during the Depression years. Also, these low prices led to the shut-in of numerous oil wells which significantly reduced crude oil production for the 1999 quarter. Furthermore, the Company's average natural gas prices were much lower than 1998's first quarter which was partially offset by improved natural gas production. As a consequence, capital available was adversely affected since cash flow for the present quarter was materially lower than in last year's first quarter. Despite net earnings of only $28,000, this was substantially better than last year's net loss of $1,457,000, or $0.34 per share, which included a $2,816,000 impairment loss ($1,746,000 after income taxes or $.41 per share).

          Shareholders' equity as of the end of the first quarter 1999 decreased to $14,593,000 from $15,264,000 at November 30, 1998 and working capital was down to $877,000 from $1,556,000. This was primarily the result of additional purchases of treasury shares and the fact that additions to properties exceeded cash provided by operating activities by an amount greater than the increase of $100,000 in long term bank debt.

          The Company's cash flow for the year should provide sufficient funds for fiscal 1999's revised capital expenditure program of less than $4,000,000 which primarily includes developing undeveloped natural gas reserves and funding the continued exploratory drilling in the lower Gulf Coast area at its El Squared discovery. In the past, the unused portion of the $10,000,000 bank credit facility has been primarily targeted by management for acquisitions of oil and gas properties, but can be used for any corporate purpose. This bank line is available should there be unforeseen capital expenditures required during 1999 as a result of accelerating drilling activities as a result of improved prices or outstanding successes from its exploratory program.

          Net cash provided from operating activities was $616,000 for the first three months of 1999, which compares with $1,373,000 last year. This cash flow coupled with limited use of the Company's credit facility has provided sufficient liquidity to fund all drilling capital expenditures incurred as well as treasury share repurchases to date in 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


         As previously reported, management places greater reliance upon an important alternative method of computing cash flow generally known as Discretionary Cash Flow ("DCF") (which is not generally accepted accounting principles ("GAAP") but is commonly used in the industry). This method calculates cash flow before considering either working capital changes or deduction of exploration expenses as the latter can be increased or decreased at management's discretion. DCF is often used by successful efforts companies when making comparisons with the cash flow results of independent energy companies which use the full cost accounting method where exploration expenses are capitalized and therefore do not adversely affect either operating cash flow or net earnings immediately. Columbus' DCF for the first quarter of 1999 was $1,064,000 down 39% from 1998's quarter which was $1,734,000. As previously indicated, this decrease was attribut able to lower crude oil and natural gas prices since daily production stated in either barrels or Mcf equivalent was essentially flat compared with last year's similar period. DCF is also calculated without any debt retirement being considered. However, in Columbus' case this does not matter since outstanding bank debt requires no principal payments before August 1, 2000 and interest expense, which has been relatively insignificant, is dedu cted before arriving at DCF.

          Management continues to note in all public filings and reports its strong exception to the Statement of Financial Accounting Standards No. 95 as it applies to Columbus since it directs that operating cash flow must only be determined after consideration of working capital changes. It is our belief such a requirement by GAAP ignores entirely the significant impact that the timing of income received for, and expenses incurred on behalf of, third party owners in properties has on working capital where Columbus owns only a small working interest but is the operator.

          Neither DCF nor operating cash flow before working capital changes may be substituted for net income or for cash available from operations as defined by GAAP. Furthermore, currently reported cash flows, however defined, are not necessarily indicative that there will be sufficient funds for all future cash requirements. For the first quarter of 1999, GAAP cash flow was lower than DCF but has been the opposite in some prior quarters.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          At the present time, the Company has no hedges of either crude oil or natural gas prices similar to those swaps it negotiated in prior years. Therefore, the Company's current oil and gas revenues are fully exposed to the risk of declining prices such as have occurred during most of fiscal 1998 and first quarter 1999. Thus, it will be able to fully benefit from any price increases should these occur during fiscal 1999. Subsequent to the end of the quarter, there has been a significant price improvement of crude oil of about 50%.

          Columbus had outstanding borrowings of $5,000,000 as of February 28, 1999 against its $10,000,000 line of credit with Norwest Bank Denver, N.A. which is collateralized by oil and gas properties. At the end of the first quarter 1999, the ratio of net long term debt (debt less working capital) to shareholders' equity was 0.28 and to total assets was 0.18. Outstanding long term debt utilized a LIBOR option with an average interest rate of 6.4%. Subsequent to the end of the first quarter, Columbus has drawn down an additional $400,000 to pay for its 1999 capital expenditure program as well as to purchase treasury shares in March and April as discussed below. The net increase (or decrease) of long-term debt directly affects cash flows from financing activities as do the purchase of treasury shares or the proceeds from the exercise of stock options.

          Working capital at February 28, 1999 had declined to $877,000 from a positive $1,566,000 at November 30, 1998 for reasons discussed above. Actual three month's capital expenditures for 1999 only were $929,000 for additions to oil and gas properties and $743,000 for the purchase of 113,140 treasury shares which affected working capital. However, the aforementioned actual capital expenditures differ from the amount shown in the consolidated Statement of Cash Flows because the latter also includes cash payments made during 1999 for 1998 expenditures which had been incurred but not yet paid as of 1998's year end.

          The Company has been authorized by its Board of Directors to repurchase its common shares from the market at various prices during the last several years. During February 1999 an additional 100,000 shares were authorized for repurchase at prices not to exceed $6.00 per share, which was considerably lower than the purchase price permitted for previously authorized share purchases, some of which had not yet been acquired but subsequently have been. During the first quarter of fiscal 1999, 113,140 shares were repurchased at an average price of $6.52 per share. During March and April 1999, an additional 87,900 shares have been acquired at an average price of $5.82 per share leaving approximately 23,000 shares yet to be purchased under the February 1999 authorization.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


RESULTS OF OPERATIONS

          During 1999's first quarter, lower oil and gas sales were responsible for gross revenues decreasing by 25% while operating income increased to $130,000 compared with a loss of $2,275,000 in 1998 which included impairments of $2,816,000. Other comparisons for the 1999 quarter versus 1998 related to prices, production and oil and gas sales are covered below.

          During 1999's first quarter three gross wells (1.23 net WI) were drilled and/or completed. These included one (.07 net WI) successful development gas well in the Laredo area and one (.615 net WI) development gas well was drilled in Jim Wells County. Also, a second discovery gas well (.55 net WI) was completed at its El Squared prospect in Bee County where most of management's attention has been devoted toward selection of the exact surface locations where vertical well bores will test various potentially productive sands in the Wilcox formation by penetrating those horizons at apex of the structure immediately underneath the sealing fault. This effort has also included a reprocessing of all 3-D seismic using velocities from logs obtained from drilling and a special program to obtain actual velocities by lowering an instrument into a well bore below 10,000 feet and recording direct seismic traces of shock waves created on the surface.

     Oil and Gas Revenues and Operating Costs

          The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between periods for the first quarters of 1999 and 1998 and the first quarter of 1999 versus the fourth quarter of 1998.

                                              First Quarter
                                           ---------------------         %         Fourth Qtr.       %
                                            1999           1998       Change          1998        Change
                                           ------         ------      ------       -----------    ------

          Natural gas revenues M$          $1,640*        $1,916*     (14)%          $ 1,885       (13)%
          Oil revenue M$                   $  393         $  921      (57)%          $   619       (37)%
          Natural gas sales volumes:
            Millions of cubic feet (MMCF)     876*           861*       2 %              932        (6)%
            MCF/day                         9,738          9,572                      10,245

          Oil sales volumes:
            Barrels                        37,945         59,669      (36)%           50,114       (24)%
            Barrels/day                       422            663                         551

          Average price received:
            Natural gas - $/MCF            $ 1.87         $ 2.22      (16)%           $ 2.02        (7)%
            Oil - $/BBL                    $10.35         $15.44      (33)%           $12.36       (16)%

          *These sales volumes should not be confused with actual production for the period. First quarter sales volumes and revenues for 1999 and 1998 include adjustments consisting of a reduction of 15 Mmcf and $33,000 and an increase of 38 Mmcf and $68,000, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Natural gas revenues decreased 14% in the first quarter of 1999 when compared to 1998's quarter which was solely the result of decreased prices since volumes improved by 2%. Average gas prices were down 16% commensurate with reduced demand due to a warm winter and available record level inventory of storage gas. The latest quarter compared to the fourth quarter of 1998 showed 6% lower sales volumes due to normal production declines which were not offset by new wells and down time from workover of the Long #1 discovery well to temporarily shut off the lower zone to test for source of water production. A reversionary interest settlement which reduced sales and production from the 1999 first quarter's reported amounts by 15,000 MCF of gas and $33,000 of revenues had been previously reported throughout 1998. The 7% decrease in average prices for the quarter versus the fourth quarter was affected by the same weather and storage fill influence. Gas revenues decreased 13% from 1998's fourth quarter for the same reasons of sales volumes, lower prices and reversion accounting.

          Oil revenues for 1999's first quarter were down significantly by 57% when compared to the similar 1998 quarter which was the result of a substantial 33% decrease in the average price and a lower sales volume of 36%. Also, during 1999's first quarter, several wells became unprofitable and were shut down pending improved crude oil prices. Any wells which had pump or tubing problems were not repaired nor were any workovers performed or oil wells drilled. A few of these wells have recently been returned to production with improved crude oil prices.

          Likewise, when compared to 1998's fourth quarter results, first quarter oil revenues were down 37%. This was a 16% decrease in the average price while production declined 24% due to the aforementioned lack of workovers, postponed downhole equipment repairs or replacements, and the election to shut down wells that had become temporarily uneconomic.

          Columbus' 1999 first quarter average sales volumes of natural gas of 9,738 Mcfd (as adjusted for reversion) and oil and liquids production of 427 barrels per day equates to an average daily production of 2,050 barrels of oil equivalent (BOE) compared to 2,265 BOE of production during 1998's first quarter. The curtailment and decline of oil production coupled with the reversionary interest accounts for most of the difference. Incre ases generated by new gas wells which were connected between those comparative periods could not overcome those negative reductions.

          Lease operating expenses for the first quarter were lower than 1998's. Expensive workovers and replacements of downhole and surface equipment on older wells had occurred during the first quarter of fiscal 1998. These type of costs were deferred during first quarter 1999. Lease operating costs on a BOE basis were

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


$2.29 in 1999 compared to $2.75 in 1998 which had higher production. Operating costs as a percentage of revenues were up to 21% as a result of lower sales, and despite lower costs versus 20% reported in 1998's first quarter when somewhat better prices and higher oil production helped to generate higher revenues for that period.

          Production and property taxes approximated 12% of revenues in 1999 and 9% in 1998. These vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since most of the local jurisdiction's property taxes in Texas are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

     Operating and Management Services

     This segment of the Company's business is comprised of opera tions and services conducted on behalf of third parties which includes compressor operations and salt water disposal facilities.

     Operating and management services gross profit was $85,000 during first quarter 1999 compared to a $37,000 profit during the equivalent period in 1998 which included unusually high workover expenses required to clean out sand from the well bore of a salt water disposal well in Texas. Revenues did improve during 1999's first quarter as the number of operated wells increased along with an increase from 50% to 100% ownership interest in four compressors operating in South Texas.

     Interest Income

     Interest income is earned primarily from short-term invest ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income decreased in 1999 to $27,000 from $42,000 in 1998's first quarter primarily as a result of a lower amount of investments and lower short-term interest rates.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     The Company's general and administrative expenses for the first quarter of 1999 were 17% more than last year primarily due to the previously discussed phase out of reimbursement for services provided by Columbus officers and employees for managing Resources. Reimbursement of $22,000 for 1999 compares with $60,000 during the first quarter of 1998 for providing services to Resources. Also, expenses increased in 1999 due to salary increases which were granted effective December 1, 1998 for non-officer employees and May 1, 1998 for officers, higher medical claims under the Company's self-insured plan and higher office rent.

     Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization of oil and gas assets are calculated based upon the units of production for the period compared to proved reserves of each successful efforts property pool. This expense is not only directly related to the level of production, but is also dependent upon past costs to find, develop, and recover related reserves in each of the cost pools or fields. Depreciation and amortization of office equipment and computer software is also included in the total charge.

          Charges for this expense item decreased from 1998's quarter as a result of decreased production and despite development expenditures in the intervening period as well as reduced oil reserves in several cost pools brought about by lower crude oil prices. Impairment writedowns in 1998 did contribute to a reduction in the depletion rate per BOE so that 1999's first quarter depletion rate was $4.57 per BOE compared with the $4.91 per BOE for the like period of fiscal 1998 and $4.64 per BOE for all of 1998.

     Exploration Expense

          In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells including associated leaseholds. Other exploratory charges such as seismic and geologic costs must also be immediately expensed regardless of whether a prospect is ultimately proved to be successful. Exploration charges of $119,000 for 1999's first quarter were down from 1998's $263,000. In 1999 a total of $47,000 was expensed for undeveloped leases in Texas as the result of an offset dry hole. In 1998 $199,000 was expensed due to a dry exploratory oil well in Montana.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Any time a company reporting under the successful efforts method of accounting gets involved in a significant exploratory program, it becomes subject to the risks that net earnings for a quarter or a year may be severely impacted by significant expenses. With the numerous exploratory locations involved at Columbus' El Squared Prospect that will be required to properly evaluate the various fault blocks and potential producing horizons, shareholders should take note that net earnings and GAAP cash flow may not be indicative of the Company's operational potential. Management believes shareholders should place the most emphasis on comparative Discretionary Cash Flows between periods or with other company's cash flows who use the full cost accounting method and capitalize their exploratory costs.

          Impairments

          No impairment loss was necessary for the 1999 first quarter even though crude oil and natural gas prices declined further from the end of the fiscal 1998.

          A non-cash impairment loss of $2,816,000 in first quarter 1998 was recognized. The extremely low crude oil prices were a major contributor along with a Louisiana well's performance. These resulted in a reduction in reserve quantities as well as the remaining carrying value of several successful efforts pools when unamortized costs suddenly exceeded the newly calculated undiscounted future net cash flows. Certain property pools were written down to a fair value based on an assumption that the average future crude oil price would be $18.75 per barrel over the remaining life of those pools. An additional $400,000 of impairments were also provided for probable loss in value of undeveloped acreage holdings (unproved properties) located primarily in Louisiana plus $56,000 was expensed for an expired lease.

     Interest Expense

     Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding has been higher during 1999's first quarter than in 1998. The average bank interest rate paid this latest quarter was 6.7% which compares to 7.3% in 1998.

          Income Taxes

          During the first quarter of 1999, the net deferred tax asset increased slightly to $213,000. The asset is comprised of a $272,000 current asset and a $59,000 long-term liability. The estimated increase in deferred tax assets was $3,000 during the first quarter. The effective tax rate for 1999 is 38%. See
Note 3 to the consolidated financial statements for further explanation of income taxes.

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

          As previously disclosed, the major system computer software upgrade performed in 1997 cost $16,000. Management expects that this represents the majority of the costs, including replacement of any non-compliant information technology system, required to meet its goal of being year 2000 ready for mission-critical systems. The Company does not believe that any loss of revenue will occur as a result of the year 2000 problem but regardless of efforts to identify and remedy such problems, there could be year 2000 related failures that cause some disruption. The Company has not yet established a contingency plan should year 2000 failures occur and has not determined if it will in fact create a contingency plan.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                              27 - Financial data schedule - February 28, 1999

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



DATE:      April 12, 1999                         /s/ Harry A. Trueblood, Jr.
     -----------------------------                ---------------------------
                                                  Harry A. Trueblood, Jr.
                                                  Chairman, President and
                                                  Chief Executive Officer
                                                  (a duly authorized officer)



DATE:      April 12, 1999                         /s/ Ronald H. Beck
     -----------------------------                ------------------
                                                  Ronald H. Beck
                                                  Vice President
                                                  (Chief Accounting Officer)