Form 10-Q
period 1999-05-31
COLUMBUS ENERGY CORP
filed 1999-07-14
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           May 31, 1999
                               --------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:               001-9872
                       -------------------------------------


                              COLUMBUS ENERGY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                         84-0891713
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)

     1660 Lincoln St., Denver, CO                             80264
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (303) 861-5252
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                   -----------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes X      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 9, 1999
---------------------------                       ---------------------------
Common stock, $.20 par value                               3,873,058

                              COLUMBUS ENERGY CORP.

                                      INDEX


                                                                           PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                May 31, 1999 and
                November 30, 1998                                           3

              Consolidated Statements of Operations -
                Three Months and Six Months
                Ended May 31, 1999 and 1998                                 5

              Consolidated Statement of
                Stockholders' Equity -
                Six Months Ended May 31, 1999                               6

              Consolidated Statements of Cash Flows -
                Six Months Ended May 31, 1999
                and 1998                                                    7

              Notes to the Financial Statements                             9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                      14

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                         24

     Items 2-3.  Not Applicable

     Item 4.     Submission of Matters to a Vote
                    of Security Holders                                    24

     Item 5.     Not Applicable

     Item 6.     Exhibits and Reports
                   on Form 8-K                                             24

     Signatures                                                            25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     May 31,      November 30,
                                                      1999            1998
                                                  -----------     -----------
                                                  (unaudited)
                                                         (in thousands)

Current assets:
  Cash and cash equivalents                         $    948        $  2,003
  Accounts receivable:
    Joint interest partners                              966           1,570
    Oil and gas sales                                  1,217           1,239
    Allowance for doubtful accounts                     (116)           (116)
  Deferred income taxes (Note 3)                         149             327
  Inventory of oil field equipment,
    at lower of average cost or market                   105              95
  Other                                                  137             106
                                                     -------         -------

        Total current assets                           3,406           5,224
                                                     -------         -------

Deferred income taxes (Note 3)                           241               -

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                                   37,437          36,039
  Other property and equipment                         1,802           1,804
                                                     -------         -------

                                                      39,239          37,843
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                         (20,831)        (19,118)
                                                     -------         -------

        Net property and equipment                    18,408          18,725
                                                     -------         -------

                                                    $ 22,055        $ 23,949
                                                    ========        ========

                                   (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     May 31,      November 30,
                                                      1999            1998
                                                  -----------     -----------
                                                  (unaudited)
                                                         (in thousands)

Current liabilities:
  Accounts payable                                  $   1,502      $   1,846
  Undistributed oil and gas
   production receipts                                    258            317
  Accrued production and property taxes                   406            677
  Prepayments from joint interest owners                  112            374
  Accrued expenses                                        350            415
  Income taxes payable (Note 3)                            22              2
  Other                                                    36             37
                                                       ------         ------

        Total current liabilities                       2,686          3,668
                                                       ------         ------

Long-term bank debt (Note 2)                            5,500          4,900
Deferred income taxes (Note 3)                              -            117

Commitments and contingent liabilities
    (Notes 4 and 5)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                       -              -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,639,625 in 1999, and 4,611,001 in 1998
    (outstanding 3,865,955 in 1999 and
    4,046,552 in 1998)                                    928            922
  Additional paid-in capital                           19,727         19,656
  Retained earnings (accumulated deficit)              (1,647)        (1,440)
                                                       ------         ------
                                                       19,008         19,138
  Less: Treasury stock at cost
          773,670 shares in 1999 and
          564,449 shares in 1998                       (5,139)        (3,874)
                                                       ------         ------
        Total stockholders' equity                     13,869         15,264
                                                       ------         ------
                                                    $  22,055      $  23,949
                                                       ======         ======


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Six Months Ended                    Three Months Ended
                                                                   May 31,                                May 31,
                                                         --------------------------              -----------------------
                                                          1999                1998                1999             1998
                                                          ----                ----                ----             ----
                                                                      (in thousands, except per share data)

Revenues:
  Oil and gas sales                                      $ 4,304            $ 5,618              $ 2,271          $ 2,781
  Operating and management
    services                                                 672                626                  336              318
  Interest and other income                                   47                 77                   20               35
                                                         -------            --------             --------         -------
    Total revenues                                         5,023              6,321                2,627            3,134
                                                         -------            --------             --------         -------

Costs and expenses:
  Lease operating expenses                                   843              1,217                  421              657
  Property and production taxes                              499                541                  255              281
  Operating and management
    services                                                 473                496                  222              225
  General and administrative                                 776                898                  440              611
  Depreciation, depletion and
   amortization                                            1,724              1,890                  834              885
  Impairments                                                503              2,816                  503                -
  Exploration expense                                        344                428                  225              165
  Litigation expense (Note 4)                                 17                  -                   13                -
                                                         --------           --------             --------         -------
    Total costs and expenses                               5,179              8,286                2,913            2,824
                                                         --------           --------             --------         -------

      Operating income (loss)                               (156)            (1,965)                (286)             310
                                                         --------           --------             --------         -------

Other expenses (income):
  Interest                                                   175                114                   91               71
  Other                                                        3                 34                    2                2
                                                         -------            --------             -------          -------
                                                             178                148                   93               73
                                                         -------            --------             --------         -------
    Earnings (loss) before
      income taxes                                          (334)            (2,113)                (379)             237

Provision (benefit) for income
  taxes (Note 3)                                            (127)              (803)                (144)              90
                                                         -------            --------             -------          -------
    Net earnings (loss)                                  $  (207)           $(1,310)             $  (235)         $   147
                                                         =======            ========             =======          =======

Earnings (loss) per share (Note 7):
    Basic                                                $  (.05)           $  (.31)             $  (.06)         $   .03
                                                         =======            ========             =======          =======
    Diluted                                              $  (.05)           $  (.31)             $  (.06)         $   .03
                                                         =======            ========             =======          =======

Average number of common shares and common
  equivalent shares outstanding:
    Basic                                                  3,946              4,244                3,883            4,230
                                                         =======            ========             =======          =======
    Diluted                                                3,946              4,244                3,883            4,294
                                                         =======            ========             =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the Six Months Ended May 31, 1999
                                   (Unaudited)


                                                                  Retained
                                    Common Stock      Additional  Earnings            Treasury Stock
                               --------------------    Paid-in  (Accumulated        ---------------------
                                 Shares      Amount    Capital    deficit)            Shares      Amount
                               ---------    -------  ---------- ------------        --------     --------
                                                         (dollar amounts in thousands)

Balances,
  December 1, 1998             4,611,001    $   922   $19,656    $(1,440)            564,449      $(3,874)

Exercise of employee
  stock options                   23,320          5        63          -                 855           25
Purchase of shares                     -          -         -          -             228,040       (1,421)
Shares issued for Stock
  Purchase Plan                    5,304          1        34          -              (1,334)           9
Shares issued for
  Incentive Bonus Plan
  and directors' fees                  -          -       (38)         -             (18,340)         122
Tax benefit of stock
  option exercises                     -          -        12          -                   -            -
Net loss                               -          -         -       (207)                  -            -
                               ---------    -------   -------    -------              ------      -------

Balances,
  May 31, 1999                 4,639,625    $   928   $19,727    $(1,647)            773,670      $(5,139)
                              ==========    =======   =======    =======             =======       ======



The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Months Ended May 31,
                                                    ----------------------------
                                                      1999                1998
                                                    --------            --------
                                                           (in thousands)

Net earnings (loss)                                 $   (207)           $(1,310)

Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
    Depreciation, depletion, and
      amortization                                     1,724              1,890
    Impairments                                          503              2,816
    Deferred income tax provision (benefit)             (168)              (845)
    Exploration expense, noncash portion                  80                  -
    Other                                                 84                221
Net change in operating assets and
  liabilities                                           (726)               948
                                                    --------            -------
        Net cash provided by
          operating activities                         1,290              3,720
                                                    --------            -------

Cash flows from investing activities:
  Additions to oil and gas properties                 (1,641)            (4,540)
  Additions to other assets                              (11)               (15)
                                                    --------            -------
        Net cash used in
          investing activities                        (1,652)            (4,555)
                                                    --------            -------

Cash flows from financing activities:
  Proceeds from long-term debt                           900              1,800
  Reduction in long-term debt                           (300)              (600)
  Proceeds from issuance of
    common stock                                         128                258
  Purchase of treasury stock                          (1,421)            (1,093)
  Other                                                    -                 (2)
                                                      ------            -------
      Net cash provided by (used in)
        financing activities                            (693)               363

Net decrease in cash and
  cash equivalents                                    (1,055)              (472)
Cash and cash equivalents at
  beginning of period                                  2,003              1,857
                                                      ------            -------
Cash and cash equivalents at
  end of period                                      $   948           $  1,385
                                                      ======            =======


                                   (continued)

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


                                                      Six Months Ended May 31,
                                                    ----------------------------
                                                      1999                1998
                                                    --------            --------
                                                           (in thousands)

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                       $   174           $    111
                                                      ======            =======
      Income taxes, net of refunds                   $    21           $     66
                                                      ======            =======

Supplemental disclosure of non-cash investing
  and financing activities:
    Non-cash compensation expense
      related to common stock                        $    81           $    142
                                                      ======            =======































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

          The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of management's estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of May 31, 1999 and November 30, 1998, and the results of its operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the Annual Report on Form 10-K for the year ended November 30, 1998. These accounting policies and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading. The effective date for the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been postponed to fiscal years beginning after June 15, 2000. The Company must apply this standard no later than its fiscal year ending November 30, 2001. These quarterly financial statements should be read in conjunction with the consolidated financial statements and notes included in the 1998 Form 10-K.

(2)  LONG-TERM DEBT

     The Company has a credit agreement with Norwest Bank Denver, N.A. ("Bank") that was amended on May 12, 1999 to extend the revolving period to July 1, 2001 when it entirely converts to an amortizing term loan which matures July 1, 2005. The credit is collateralized by a first lien on oil and gas properties. The interest rate options are the Bank's prime rate or LIBOR plus 1.50%.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     The borrowing base is limited to $10,000,000 and subject to semi-annual redetermination for any increase or decrease. At May 31, 1999 outstanding borrowings on the revolving line of credit were $5,500,000 and the unused borrowing base available was $4,500,000. A commitment fee of 1/4 of 1% for any unused portion of the amount which is the difference between the borrowing base and the outstanding borrowings is payable quarterly.

(3)  INCOME TAXES

          The provision (benefit) for income taxes consists of the following (in thousands):

                                                  Six Months Ended May 31,
                                                  ------------------------
                                                     1999          1998
                                                  ---------     ----------
Current:
          Federal                                   $   17       $    4
          State                                         24           38
                                                     -----        -----
                                                        41           42
                                                     -----        -----

Deferred:
          Federal                                     (165)        (814)
          Use of loss carryforwards                      4            3
          State                                         (7)         (34)
                                                     -----        -----
                                                      (168)        (845)

  Total income tax (benefit) expense                $ (127)      $ (803)
                                                    ======       ======

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


          During the six months of fiscal 1999, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                                  Current Year
                                              --------------------------------------------------
                                                               Stock-
                                               Dec. 1,        holders'   Operations/     May 31,
                                                1998          Equity        Other         1999
                                              ---------      --------    ----------      -------
     Deferred tax assets:
       Pre-1987 loss carryforwards              $1,124       $     -      $     -        $1,124
       Post-1987 loss carryforwards                540             -            -           540
       Percentage depletion
         carryforwards                           1,478             -            -         1,478
       State income tax loss
         carryforwards                             118             -           (4)          114
       Other                                       329             -           (3)          326
                                               -------        ------       ------        ------
                          Total                  3,589             -           (7)        3,582
          Valuation allowance
            (long-term)                         (1,408)            -            -        (1,408)
                                              --------        ------       ------        ------
                  Deferred tax assets            2,181             -           (7)        2,174
                                              --------        ------       ------        ------

     Tax benefit of stock option
       exercises                                     -            12(a)       (12)            -
                                              --------          ----       ------        ------

     Deferred tax liabilities-
       Depreciation, depletion and
         amortization and other                 (1,971)            -          187        (1,784)
                                              --------          ----       ------        ------
         Net tax asset (liability)            $    210          $ 12      $   168       $   390
                                              ========          ====      =======       =======
------------------
(a)Credited to additional paid-in capital.


(4)       LITIGATION

          On October 7, 1998, Columbus was served with a complaint in a lawsuit styled Maris E. Penn, Michael Mattalino, Bruce Davis, and Benjamin T. Willey, Jr. vs. Columbus Energy Corp., Cause No. 98-44940 in the District Court of Harris County, Texas. The plaintiffs claim that Columbus breached the settlement agreement of their previous lawsuit reached in September 1994 by failing to develop properties located within the area of mutual interests and to act as a reasonably prudent operator in the development of the property. Plaintiffs allege damages under the contract but no amount is specified. Columbus denied claims and has responded with a First Set of Interrogatories, First Request for Production of Documents and Request for Disclosure to Plaintiffs. Columbus filed Special Exceptions to Plaintiffs' Original Petition which were sustained by the Judge who concurred that those portions of the complaint were not in accordance with Texas law. The Plaintiffs were given a limited time frame in which to amend

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


their petition with respect to those key paragraphs for which Columbus' exceptions were sustained or the case would be dismissed. Plaintiffs did refile their petition but included those same paragraphs and added a section entitled "Breach of Implied Covenant to Develop the Area of Mutual Interest" as an alternative to their original Pleadings. Columbus has subsequently filed its Motion for Summary Judgment and a ruling thereon is expected sometime in July. Trial date has been set for November 15, 1999 should Columbus' Motion for Summary Judgment not be granted. Management believes the Plaintiffs' claims are without merit and an implausible construction of what was agreed upon in settlement of the previous lawsuit.

(5)       COMMITMENTS AND CONTINGENT LIABILITIES

          When the Company uses natural gas and crude oil swaps they are considered financial instruments with off-balance sheet risk which are entered into in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments do involve, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets. The Company had no natural gas or crude oil swaps outstanding as of May 31, 1999.

          The Company is not aware of any events of noncompliance in its operations with environmental laws and regulations nor of any potentially material contingencies related thereto. There is no way management can predict what future environmental control problems may arise. The continually changing character of environmental regulations and requirements that might be enacted in future by jurisdictional authorities in various operational areas defies forecasting.

(6)       RELATED PARTY TRANSACTIONS

          CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement has been made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources in the past which reduced general and administrative expense. This reimbursement totaled $32,000 and $123,000 for the six months of 1999 and 1998, respectively. Effective on March 31, 1999, the agreement to continue furnishing those services was terminated by Columbus following the 90 day prior notice period as provided.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(7)       EARNINGS PER SHARE

          The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                                   Six Months       Three Months
                                                  Ended May 31,     Ended May 31,
                                                ---------------    ---------------
                                                 1999     1998      1999      1998
                                                ------   ------    -----     -----
                                                (in thousands,except per share data)

Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted EPS (numerator)                    $  (207) $(1,310)   $ (235)   $  147
                                                ======    =====     =====     =====

Shares (denominator):
  Basic EPS                                      3,946    4,244     3,883     4,230
  Effect of dilutive option
    shares                                           -        -         -        64
                                                ------    -----     -----    -----
  Diluted EPS                                    3,946    4,244     3,883    4,294
                                                ======    =====     =====    =====

Per share amount:
  Basic EPS                                    $  (.05)   $ (.31)  $ (.06)  $  .03
                                                ======     =====    =====    =====
  Diluted EPS                                  $  (.05)   $ (.31)  $ (.06)  $  .03
                                                ======     =====    =====    =====

Number of shares (in  thousands)
  not included in basic EPS that would
  have been antidilutive  because  exercise
  price of options was greater than the
  average market price of the common shares        460       138      532      138
                                                ======     =====    =====    =====

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

Liquidity and Capital Resources

          Second quarter 1999 oil and gas sales improved over recent periods when dismal crude oil prices prevailed and natural gas prices were weaker. Average worldwide and domestic crude oil prices improved significantly as the latest quarter progressed which led to the recent resumption of operations for several shut-in oil wells which had adversely affected crude oil production since latter 1998. Also, limited improvement in the Company's average natural gas prices appeared late in the quarter but were still lower than 1998's second quarter. This fact, coupled with lower production, was primarily responsible for the current quarter's cash flow being lower than last year's similar period. The net loss for second quarter 1999 was $235,000, or $0.06 per share because of lower oil and gas sales and a non-cash impairment expense of $503,000 ($312,000 after income taxes, or $0.08 per share). This compares with 1998's second quarter net earnings of $147,000, or $0.03 per share,

          Stockholders' equity as of the end of 1999's first six months decreased to $13,869,000 from $15,264,000 at November 30, 1998 while working capital was down to $720,000 from $1,556,000. The latter resulted from a combination of additional purchases of treasury shares and additions to properties which exceeded cash provided by operating activities by an amount greater than the $600,000 increase in long term bank debt since fiscal year end.

          Management expects that cash flow for the whole year will provide more than sufficient funds for fiscal 1999's planned capital expenditure program of approximately $4,000,000. This program will be concentrated on developing proved undeveloped natural gas reserves and funding an onshore exploratory drilling program in the lower Texas Gulf Coast area while concentrating on our existing El Squared prospect leaseholds. The unused portion of the $10,000,000 bank credit facility has primarily in the past been earmarked for acquisitions of oil and gas properties, but could be used for any corporate purpose. We expect some unused portion of the bank line to be available if unforeseen additional capital expenditure requirements arise during the last half of 1999 because exploratory drilling activities yield outstanding successes necessitating an accelerated development drilling program in order to retain leaseholds.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Net cash provided by operating activities was $1,290,000 for the first six months of 1999, which compares with $3,720,000 for the same period last year. This cash flow, coupled with use of the Company's credit facility, has provided liquidity to fund all drilling capital expenditures as well as treasury share repurchases thus far in 1999.

          As disclosed in the past, management places greater reliance upon an important alternative method of computing cash flow which is generally known as Discretionary Cash Flow ("DCF"). DCF is not in accordance with generally accepted accounting principles ("GAAP") but is commonly used in the industry as this method calculates cash flow before considering working capital changes or deduction of exploration expenses since the latter can be increased or decreased at management's discretion. DCF is often used by successful efforts companies to compare their cash flow results with those independent energy companies using the full cost accounting method where exploration expenses are capitalized and do not immediately adversely affect either operating cash flow or net earnings. Columbus' DCF for the first six months of 1999 was $2,280,000 down 29% from 1998's similar period which was $3,200,000. Second quarter DCF was $1,216,000 in 1999 compared to $1,466,000 in 1998. As previously indicated, this decrease was primarily attributable to lower crude oil and natural gas prices but daily production stated in Mcf equivalent was also down 11% compared with last year's similar period. DCF is calculated without any debt retirement being considered but in Columbus' case this does not matter as current bank debt requires no principal payments before August 1, 2001 and interest expense has been deducted before arriving at DCF.

          Management notes in each of its public filings and reports its strong exception to the Statement of Financial Accounting Standards No. 95 as it applies to Columbus. Because it directs that operating cash flow must only be determined after consideration of working capital changes, management believes such a requirement by GAAP ignores entirely the significant impact that the timing of income received for, and expenses incurred on behalf of, third party owners in properties may have on working capital. This is particularly significant where Columbus owns only a small working interest but is the operator.

          Neither DCF nor operating cash flow before working capital changes may be substituted for net income or for cash available from operations as defined by GAAP. Furthermore, currently reported cash flows, however defined, are not necessarily indicative that there will be sufficient funds for all future cash requirements. For the first six months of 1999, GAAP cash flow was lower than DCF but just the opposite has been true in several prior quarters.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          At the present time, the Company has no hedges of either crude oil or natural gas prices similar to those swaps it negotiated in prior years. Therefore, the Company's current oil and gas revenues are fully exposed to the risk of declining prices such as occurred during most of fiscal 1998 and first four months of fiscal 1999. However, the Company has been able to realize the full benefit of price increases that began to occur later in the second quarter 1999 because no swaps were in place. Subsequent to the end of the quarter, both crude oil and natural gas prices have continued their improvement.

          Columbus had outstanding borrowings of $5,500,000 as of May 31, 1999 against its $10,000,000 line of credit with Norwest Bank Denver, N.A. which is collateralized by oil and gas properties. On that same date the ratio of net long-term debt (debt less working capital) to shareholders' equity was 0.34 and to total assets was 0.22. Outstanding long term debt utilized a LIBOR option with an average interest rate of 6.4%. Subsequent to the end of the second quarter, Columbus has drawn down an additional $200,000 to pay for its 1999 capital expenditure program. The net increase (or decrease) of long-term debt directly affects cash flows from financing activities as do the purchase of treasury shares or the proceeds from the exercise of stock options.

          Working capital at May 31, 1999 declined to $720,000 from $1,556,000 at November 30, 1998 for reasons discussed earlier. Actual six month's capital expenditures related to 1999 were $1,964,000 for additions to oil and gas properties and $1,421,000 for the purchase of 228,040 treasury shares ($6.21/share) both of which affected working capital. However, the aforementioned 1999 actual capital expenditures differ from the amount shown in the consolidated Statement of Cash Flows because the capital expenditures include costs which had been incurred during 1999 but had not yet been paid by the end of the second quarter.

          Management has for several years been authorized from time to time by the Board of Directors to repurchase its common shares from the market in blocks subject to price limitations. During February and May 1999, authorizations to purchase 100,000 and 50,000 shares at prices not to exceed $6.00 per share were added to previous unfilled approvals. During June and to date in July 1999, no additional shares have been acquired which leaves approximately 46,000 shares of the May 1999 authorization yet to be purchased.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


RESULTS OF OPERATIONS

          During 1999's second quarter, lower oil and gas sales were responsible for gross revenues decreasing by 16% and for operating income being reduced to $217,000 (before impairment charges) from $310,000 in 1998. Other comparisons for the 1999 quarter and six month periods versus 1998 related to prices, production and oil and gas sales appear in tabular form below.

          During 1999's second quarter three gross wells (1.47 net WI) drilled were dry holes and were plugged. These included one (.09 net WI) development well in Harris County, Texas, one (.385 net WI) exploratory well in Bee County, Texas and a second (1.00 net WI) exploratory well which was an attempt to recomplete a potential shallow gas zone above 3,000 feet in an abandoned cased well in Richland County, Montana. Three wells were in progress at quarter end including one upper Wilcox wildcat, the Long #3, located in the El Squared prospect in Bee County, Texas and two development gas wells in the Laredo, Texas operational area.

     Oil and Gas Revenues and Operating Costs

          The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between the periods presented as follows:


                                           Second Quarter                           Six Months
                                 ---------------------------------       -------------------------------
                                  1999         1998         Change           1999        1998     Change
                                 ------       ------        ------           ----        ----     ------

Natural gas revenues M$          $1,678        2,017        (17)%          $ 3,318*    $ 3,932*    (16)%
Oil revenue M$                   $  593       $  764        (22)%          $   986     $ 1,686     (42)%
Natural gas sales volumes:
  Millions of cubic feet (MMCF)     810          856         (5)%            1,686*      1,717*     (2)%
  MCF/day                         8,803        9,303                         9,266       9,436

Oil sales volumes:
  Barrels                        39,402       57,570        (32)%           77,347     117,239     (34)%
  Barrels/day                       428          626                           425         644

Average price received:
  Natural gas - $/MCF            $ 2.07       $ 2.36        (12)%           $ 1.97      $ 2.29     (14)%
  Oil - $/BBL                    $15.05       $13.27         13 %           $12.75      $14.38     (11)%

*These sales volumes should not be confused with actual production for the period. Six month's sales volumes and revenues include adjustments consisting of a reduction of 15 MMCF and $33,000 for 1999 and an increase of 38 MMCF and $68,000 for 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Natural gas revenues decreased 17% in the second quarter of 1999 versus 1998 because prices and sales volumes were both lower. Average gas prices were depressed due to a warm winter and a high level inventory of storage gas available. Similarly, comparable quarters showed 5% lower sales volumes in 1999 due to production declines and down time for additional completion efforts at the Long #1 and #2 wells in Bee County, Texas. A reversionary interest settlement was reached during 1999's first quarter and created a retroactive adjustment to both sales and production at the Syphrett Heirs #1 in Chambers County, Texas of 15,000 MCF of gas and $33,000 in revenues which also affected the six month's results adversely. The opposite situation occurred in 1998's first quarter when there was an upward adjustment of 38,000 MCF of gas and $68,000 that increased first quarter and first half results because of a reversion in a well which benefited Columbus so that actual production for the 1999 first half exceeded that of 1998 despite the contrary sales results. For the 1999 six month period, natural gas revenues declined 16% which was mostly the result of a 14% decrease in average prices for reasons previously described.

          Oil revenues for 1999's second quarter were lower by 22% than the 1998 quarter because sales volumes were 32% lower and prices rose only by 13%. Oil production declined due to shut-in wells plus no drilling activity. Crude oil prices, which had been depressed for over a year, began to move upwards as the second quarter progressed but arrived too late and too little to help much. Similar reasons apply to comparative six month's results for both revenues and volumes which were lower by 42% and 34%, respectively, while crude oil prices were 11% lower during 1999's first half.

          Columbus' 1999 second quarter sales volumes of natural gas averaged 8,803 Mcfd while oil and liquids production were 434 barrels per day. These equate to an average daily sales volumes of 11,407 MCF equivalent (Mcfe) compared to 1998's second quarter rate of 13,101 Mcfe. This was attributable to the aforementioned curtailment and decline of oil production coupled with normal decline and downtime due to fracture stimulation of the Long #2. Also, the Long #1 experienced a reduction in flow rate caused inexplicably by merely a shut-in of the well for fairly short periods on three separate occasions. A special treatment designed to alleviate swelling clays in the sand was apparently not very successful. For the six month's periods, average daily sales volumes were 11,849 Mcfe in 1999 versus 13,345 Mcfe in 1998. These period rates were affected by the aforementioned downward and upward retroactive adjustments in the first quarters of each year in addition to the reasons described for the second quarters.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

          Lease operating expenses for the second quarter and first half were much lower than in 1998. Expensive workovers and replacements of downhole and surface equipment on older wells had occurred during the second quarter of fiscal 1998 while several of those older wells were shut-in this year. Lease operating costs on a Mcfe basis were $0.40 in the second quarter of 1999 compared to $0.55 in the same period of 1998. Second quarter operating costs as a percentage of revenues were down to 19% in 1999 as a result of those reduced costs versus 24% in 1998 when better prices and higher oil production generated higher revenues. For the six month's periods lease operating costs were $0.39 per Mcfe in 1999 and $0.50 in 1998. Six month lease operating costs as a percentage of revenues were 20% in 1999 and 22% in 1998.

          Production and property taxes approximated 12% of revenues in 1999 and 10% in 1998. These vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since most of the local jurisdiction's property taxes in Texas are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

     Operating and Management Services

     This segment of the Company's business is comprised of operations and services conducted on behalf of third parties which includes compressor operations and salt water disposal facilities.

          Operating and management services gross profit was as follows:

                                                      1999              1998
                                                      ----              ----

                 Second quarter                     $114,000          $ 93,000
                 Six months                         $199,000          $130,000

First half of 1998's operations included unusually high workover expenses required to clean out sand from the well bore of a salt water disposal well in Texas while 1999's costs included sizable compressor repairs. Revenues improved during 1999 as the number of operated wells increased along with an increase from 50% to 100% ownership interest in four compressors operating in South Texas.

          Interest Income

          Interest income is earned primarily from short-term investments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income decreased in the second quarter of 1999 to $19,000 from $35,000 in 1998's second quarter primarily as a result of a lower amount of investments and lower short-term interest rates.

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

          The Company's general and administrative expenses were as follows:
                                                      1999              1998
                                                   ---------         ---------
                 Second quarter                    $440,000          $611,000
                 Six months                        $776,000          $898,000

Second quarter of 1999's expenses were less than last year due to a material reduction in incentive bonuses, which are discretionary and related to Company's performance during the prior year. These totaled $80,000 ($58,000 non-cash) in May 1999 compared to $273,000 ($153,000 non-cash) in May 1998. The previously disclosed total phase out of reimbursement for services provided for the management of Resources occurred during the second quarter of 1999 which effectively increased costs by that amount. Reimbursement of $10,000 for 1999 compares with $64,000 during 1998's second quarter while six month's comparisons were $32,000 for 1999 and $123,000 for 1998. Also, 1999 expenses were up due to salary increases which were granted effective December 1, 1998 for non-officer employees and May 1, 1998 for officers. Higher medical claims under the Company's self-insured plan plus increased office rent raised costs for 1999's second quarter and first half.

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

          Charges for this expense item decreased from 1998's second quarter as a result of decreased production and despite additional development expenditures in the intervening period. Impairment writedowns in 1998 contributed to a small reduction in the depletion rate per Mcfe for 1999's first quarter of $.76 per Mcfe. The 1999 second quarter depletion rate of $.77 per Mcfe compares with $.71 per Mcfe for the like period of fiscal 1998 and $.77 per Mcfe for all of 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Exploration Expense

          In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells including associated leaseholds. Other exploratory charges such as seismic and geologic costs must also be immediately expensed regardless of whether a prospect is ultimately proved to be successful. Exploration charges of $225,000 for 1999's second quarter were up from 1998's $165,000. In 1999 a total of $160,000 was expensed for participation in two shallow exploratory dry holes during the second quarter. During 1998's quarter and six month periods, expenses of $165,000 and $428,000 included charges for 3-D seismic and an exploratory dry hole drilled in Montana.

          Whenever a company reporting under the successful efforts method of accounting is involved in an exploratory program that represents a significant part of its budget, it subjects itself to the risks that net earnings for a given quarter or a year may be severely negatively impacted by those exploratory costs. With the numerous exploratory well bores involved at Columbus' El Squared Prospect that are required to properly evaluate the various fault blocks and/or potential producing horizons, shareholders should be forewarned that net earnings and GAAP cash flow may not be indicative of the success of the Company's operational activity. Management believes shareholders should continue to place more emphasis on Discretionary Cash Flows for the year and not try to compare our results with other company's net earnings or cash flows who use the full cost accounting method and capitalize their exploratory costs.

          Impairments

          At the end of 1999's second quarter, a pre-tax, non-cash impairment loss of $503,000 was recorded. The improvement in crude oil prices previously discussed was insufficient to justify restoration of proved undeveloped reserves in one of the Williston Basin's cost pools because the return on investment would be unsatisfactory. When crude oil prices in that area may reach and maintain $20 per barrel cannot be forecasted with any accuracy, so it was determined to defer restoration of undeveloped reserves and recognize the shortfall of $253,000 between remaining book value of the pool and the current fair market value of its reserves as a charge. Elsewhere, an unexpected influx of water in natural gas wells in the shallow Heidi property in Jim Wells County, Texas brought on premature abandonment of producing zones and associated natural gas reserves which generated a pre-tax, non-cash impairment of $250,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          A non-cash impairment loss of $2,816,000 in the first quarter 1998 was primarily generated by low crude oil prices and to a Louisiana well's poor performance. Those low prices caused a write down in both developed and undeveloped oil reserve quantities as well as a reduction in the remaining carrying value of several of the successful efforts pools when the unamortized costs suddenly exceeded a newly calculated undiscounted future net cash flows. Certain of the property pools were written down to an estimated fair value based on an assumption that the average future crude oil price would be $18.75 per barrel over the remaining life of those pools. An additional $400,000 of impairments were also provided for probable loss in value of undeveloped acreage holdings (unproved properties) located primarily in Louisiana plus $56,000 was expensed for an expired lease. No impairment was necessary for the second quarter of 1998.

         Interest Expense

         Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding has been higher during 1999's first and second quarters than in 1998. The average bank interest rate paid this latest quarter was 6.4% which compares to 7.2% in 1998. For the six month periods average interest rates were 6.6% in 1999 and 7.2% in 1998.

          Income Taxes

          During the six months quarter of 1999, the net deferred tax asset increased to $390,000. The asset is comprised of a $149,000 current asset and a $241,000 long-term asset. A tax deduction of $12,000 from the benefit of stock option exercises has been added to additional paid-in capital during 1999. The estimated increase in deferred tax assets was $168,000 during the six months. The valuation allowance has remained unchanged thus far in 1999. The effective tax rate for 1999 is 38%. See Note 3 to the consolidated financial statements for further explanation of income taxes.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          The Company upgraded its major system computer software in 1997 to a new release of a major software vendor that the vendor represents is compliant with the year 2000. Columbus has started its review of other less important systems as well as its significant suppliers, purchasers, and transporters of oil and gas to determine the extent to which the Company might still be vulnerable to other failures and what the impact might be on its operations.

          The Company's interest in wells operated by other companies is not considered to be as important but management is attempting to determine if those companies are ready for the year 2000. The Company uses outside services for payroll and medical benefits processing and those companies have provided updates to their software that they represent is year 2000 compliant. The Company is also somewhat dependent upon personal computers as well as certain spreadsheet and word processing software programs which may not be year 2000 compliant at present. Evaluations will be made to establish which of those systems are critical and need to be remedied by September 30, 1999.

          The Company also relies on non-information technology systems, such as office telephones, facsimile machines, air conditioning, heating and elevators in its leased office space, which may have embedded technology such as micro controllers and are generally outside of its control to assess or remedy. These might adversely impact the Company's business but in management's opinion would not create a material disruption.

          As previously disclosed, the major system computer software upgrade performed in 1997 cost $16,000. Management expects that this represents the majority of the costs, including replacement of any non-compliant information technology system, required to meet its goal of being year 2000 ready for mission-critical systems. The Company does not believe that any loss of revenue will occur as a result of the year 2000 problem but regardless of efforts to identify and remedy such problems, there could be year 2000 related failures that cause some disruption to the Company's operations or temporary delays in processing certain data. The Company has not established a contingency plan should year 2000 failures occur and has not determined if it will in fact create a contingency plan.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Annual meeting held May 6, 1999 in Denver, Colorado for the purpose of electing members of the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

          All of management's nominees for three Class II directors as listed in the proxy statement were elected with the following vote:

                                                                Shares
                                              Shares         Abstaining
  Nominee                   Shares For       Against         or Withheld
  --------                  ----------       -------         -----------
Clarence H. Brown           3,700,195         1,065             4,475
J. Samuel Butler            3,669,411        31,849             4,475
Jerol M. Sonosky            3,669,411        31,849             4,475

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   10.1 - Third  Amendment  of Credit  Agreement dated
                          May 12,  1999 between  Columbus Energy Corp.
                          and Norwest Bank Colorado, National Association.

                    27   -  Financial data schedule - May 31, 1999.

             (b)    Reports on Form 8-K

                    Report  dated  May  5,  1999  amending   Corporate
                    By-Laws to reduce the number of directors from six to five, effective May 5, 1999.

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



DATE:       July 12, 1999              /s/ Harry A. Trueblood, Jr.
     -----------------------------     ---------------------------
                                       Harry A. Trueblood, Jr.
                                       Chairman, President and
                                       Chief Executive Officer
                                       (a duly authorized officer)



DATE:       July 12, 1999              /s/ Ronald H. Beck
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

                       FOR THE QUARTER ENDED MAY 31, 1999















                              COLUMBUS ENERGY CORP.
                           (Exact Name of Registrant)

                               1660 Lincoln Street
                             Denver, Colorado 80264
                     (Address of Principal Executive Office)