Form 10-Q
period 1999-08-31
COLUMBUS ENERGY CORP
filed 1999-10-18
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         August 31, 1999
                               ---------------------------
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number:               001-9872



                              COLUMBUS ENERGY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                    84-0891713
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

     1660 Lincoln St., Denver, CO                         80264
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

                                 (303) 861-5252
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X       No
                                               -----       -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at October 8, 1999
---------------------------                    ------------------------------
Common stock, $.20 par value                              3,818,558

                              COLUMBUS ENERGY CORP.

                                      INDEX


                                                                          PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                August 31, 1999 and
                November 30, 1998                                          3

              Consolidated Statements of Operations -
                Three Months and Nine Months
                Ended August 31, 1999 and 1998                             5

              Consolidated Statement of
                Stockholders' Equity -
                Nine Months Ended August 31, 1999                          6

              Consolidated Statements of Cash Flows -
                Nine Months Ended August 31, 1999
                and 1998                                                   7

                         Notes to the Financial Statements                 9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                     15

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                        25

     Items 2-5.  Not Applicable

     Item 6.     Exhibits and Reports
                   on Form 8-K                                            25

     Signatures                                                           26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                August 31,          November 30,
                                                  1999                  1998
                                              ------------          ------------
                                              (unaudited)
                                                        (in thousands)

Current assets:
  Cash and cash equivalents                     $  1,403               $  2,003
  Accounts receivable:
    Joint interest partners                        1,228                  1,570
    Oil and gas sales                              1,462                  1,239
    Allowance for doubtful accounts                 (116)                  (116)
  Deferred income taxes (Note 3)                      36                    327
  Inventory of oil field equipment,
    at lower of average cost or market               102                     95
  Other                                              158                    106
                                                 -------                -------

        Total current assets                       4,273                  5,224
                                                 -------                -------

Deferred income taxes (Note 3)                       267                      -

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                               37,766                 36,039
  Other property and equipment                     1,803                  1,804
                                                 -------                -------

                                                  39,569                 37,843
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                     (21,678)               (19,118)
                                                 -------                -------

        Net property and equipment                17,891                 18,725
                                                 -------                -------

                                                $ 22,431               $ 23,949
                                                ========               ========

                                   (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                August 31,          November 30,
                                                  1999                  1998
                                              ------------          ------------
                                              (unaudited)
                                                        (in thousands)
Current liabilities:
  Accounts payable                              $   1,427             $   1,846
  Undistributed oil and gas
   production receipts                                292                   317
  Accrued production and property taxes               322                   677
  Prepayments from joint interest owners              359                   374
  Accrued expenses                                    363                   415
  Income taxes payable (Note 3)                        28                     2
  Other                                                15                    37
                                                   ------                ------

        Total current liabilities                   2,806                 3,668
                                                   ------                ------

Long-term bank debt (Note 2)                        5,600                 4,900
Deferred income taxes (Note 3)                          -                   117

Commitments and contingent
  liabilities (Notes 4 and 5)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                   -                     -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,645,303 in 1999, and 4,611,001 in 1998
    (outstanding 3,864,558 in 1999 and
    4,046,552 in 1998)                                929                   922
  Additional paid-in capital                       19,759                19,656
  Retained earnings (accumulated deficit)          (1,483)               (1,440)
                                                   ------                ------
                                                   19,205                19,138
  Less: Treasury stock at cost
          780,745 shares in 1999 and
          564,449 shares in 1998                   (5,180)               (3,874)
                                                   ------                ------
        Total stockholders' equity                 14,025                15,264
                                                   ------                ------
                                                $  22,431             $  23,949
                                                   ======                ======


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Nine Months Ended                       Three Months Ended
                                                     August 31,                              August 31,
                                            --------------------------              ----------------------------
                                              1999               1998                 1999                1998
                                            -------            -------              -------              -------
                                                         (in thousands, except per share data)
Revenues:
  Oil and gas sales                         $ 7,064            $ 8,113              $ 2,760              $ 2,495
  Operating and management
    services                                  1,025                988                  353                  362
  Interest and other income                      70                109                   23                   32
                                            -------            --------             --------             --------
       Total revenues                         8,159              9,210                3,136                2,889
                                            -------            --------             --------             --------

Costs and expenses:
  Lease operating expenses                    1,357              1,662                  514                  445
  Property and production taxes                 741                802                  242                  261
  Operating and management
    services                                    693                807                  220                  311
  General and administrative                  1,075              1,155                  299                  257
  Depreciation, depletion and
   amortization                               2,571              2,834                  847                  944
  Impairments                                   503              2,816                    -                    -
  Exploration expense                           971                477                  627                   49
  Litigation expense (Note 4)                    41                  -                   24                    -
                                            --------           --------             --------             --------
      Total costs and expenses                7,952             10,553                2,773                2,267
                                            --------           --------             --------             --------

       Operating income (loss)                  207             (1,343)                 363                  622
                                            --------           --------             --------             --------

 Other expenses (income):
  Interest                                      273                179                   98                   65
  Other                                           4                 30                    1                   (4)
                                            -------            -------              --------             --------
                                                277                209                   99                   61
                                            -------            -------              --------             --------
     Earnings (loss) before
        income taxes                            (70)            (1,552)                 264                  561

Provision (benefit) for income
  taxes (Note 3)                                (27)              (590)                 100                  213
                                            -------            --------             -------              --------
     Net earnings (loss)                    $   (43)           $  (962)             $   164              $   348
                                            =======            ========             =======              ========

Earnings (loss) per share (Note 7):
  Basic                                     $  (.01)           $  (.23)             $   .04              $   .08
                                            =======            ========             ========             ========
  Diluted                                   $  (.01)           $  (.23)             $   .04              $   .08
                                            =======            ========             ========             ========

Average number of common shares
and common equivalent shares outstanding:
  Basic                                       3,920              4,232                3,870                4,209
                                            =======            ========             =======              ========
  Diluted                                     3,920              4,232                3,873                4,266
                                            =======            ========             =======              ========

The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Nine Months Ended August 31, 1999
                                   (Unaudited)

                                                                Retained
                               Common Stock       Additional    Earnings        Treasury Stock
                           --------------------    Paid-in    (Accumulated   ---------------------
                            Shares      Amount     Capital      deficit)      Shares       Amount
                          ---------   ---------  -----------  ------------   --------    ---------
                                                (dollar amounts in thousands)

Balances,
  December 1, 1998        4,611,001   $     922   $  19,656    $  (1,440)     564,449    $  (3,874)

Exercise of employee
  stock options              23,320           5          63         --            855           24
Purchase of shares             --          --          --           --        236,540       (1,471)
Shares issued for Stock
  Purchase Plan              10,982           2          66         --         (2,759)          19
Shares issued for
  Incentive Bonus Plan
  and directors' fees          --          --           (38)        --        (18,340)         122
Tax benefit of stock
  option exercises             --          --            12         --           --           --
Net loss                       --          --          --            (43)        --           --
                          ---------   ---------   ---------    ---------    ---------    ---------

Balances,
  August 31, 1999         4,645,303   $     929   $  19,759    $  (1,483)     780,745    $  (5,180)
                          =========   =========   =========    =========    =========    =========



        The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Nine Months Ended August 31,
                                                                        --------------------------------------
                                                                          1999                          1998
                                                                        -------                       --------
                                                                                   (in thousands)

Net earnings (loss)                                                   $    (43)                       $  (962)

Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
    Depreciation, depletion, and
      amortization                                                       2,571                          2,834
    Impairments                                                            503                          2,816
    Deferred income tax provision (benefit)                                (81)                          (653)
    Exploration expense, noncash portion                                    80                              -
    Other                                                                  108                            249
Net change in operating assets and
  liabilities                                                             (630)                         1,776
                                                                      --------                        -------
        Net cash provided by
          operating activities                                           2,508                          6,060
                                                                      --------                        -------

Cash flows from investing activities:
  Additions to oil and gas properties                                   (2,487)                        (6,149)
  Additions to other assets                                                (11)                          (101)
                                                                      --------                        -------
        Net cash used in
          investing activities                                          (2,498)                        (6,250)
                                                                      --------                        -------

Cash flows from financing activities:
  Proceeds from long-term debt                                           1,100                          1,800
  Reduction in long-term debt                                             (400)                          (700)
  Proceeds from issuance of
    common stock                                                           161                            457
  Purchase of treasury stock                                            (1,471)                        (1,831)
  Other                                                                      -                             (2)
                                                                        ------                        -------
      Net cash provided by (used in)
        financing activities                                              (610)                          (276)
                                                                        ------                        -------

Net decrease in cash and
  cash equivalents                                                        (600)                          (466)
Cash and cash equivalents at
  beginning of period                                                    2,003                          1,857
                                                                        ------                        -------
Cash and cash equivalents at
  end of period                                                        $ 1,403                       $  1,391
                                                                        ======                        =======


                                   (continued)

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


                                                                             Nine Months Ended August 31,
                                                                        --------------------------------------
                                                                          1999                          1998
                                                                        -------                       --------
                                                                                   (in thousands)

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                          $   271                       $    177
                                                                         ======                        =======
      Income taxes, net of refunds                                      $    28                       $     46
                                                                         ======                        =======

Supplemental disclosure of non-cash investing and financing activities:
    Non-cash compensation expense
      related to common stock                                           $   103                       $    171
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

          The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of management's estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of August 31, 1999 and November 30, 1998, and the results of its operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the Annual Report on Form 10-K for the year ended November 30, 1998. These accounting policies and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading. In June 1999, the Statement of Financial Accounting Standards No. 137 deferred the effective date for the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to fiscal years beginning after June 15, 2000. The Company must apply this standard no later than December 1, 2000. These quarterly financial statements should be read in conjunction with the consolidated financial statements and notes included in the 1998 Form 10-K.

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

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


     The borrowing base is limited to $10,000,000 and subject to semi-annual redetermination for any increase or decrease. At August 31, 1999 outstanding borrowings on the revolving line of credit were $5,600,000 and the unused borrowing base available was $4,400,000. A commitment fee of 1/4 of 1% for any unused portion of the amount which is the difference between the borrowing base and the outstanding borrowings is payable quarterly.

(3)  INCOME TAXES

          The provision (benefit) for income taxes consists of the following (in thousands):

                                             Nine Months Ended August 31,
                                            -----------------------------
                                               1999                1998
                                            --------             --------
Current:
          Federal                            $   25               $    6
          State                                  29                   57
                                              -----                -----
                                                 54                   63
                                              -----                -----

Deferred:
          Federal                               (84)                (632)
          Use of loss carryforwards               6                    5
          State                                  (3)                 (26)
                                              -----                -----
                                                (81)                (653)
                                              -----                -----

  Total income tax (benefit) expense         $  (27)              $ (590)
                                             ======               ======

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


          During the nine months of fiscal 1999, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                                    Current Year
                                               --------------------------------------------------
                                                               Stock-
                                                Dec. 1,       holders'   Operations/   August 31,
                                                 1998         Equity       Other          1999
                                               --------      ---------   ----------    ----------
     Deferred tax assets:
       Pre-1987 loss carryforwards              $1,124        $    -      $     -        $1,124
       Post-1987 loss carryforwards                540             -            2           542
       Percentage depletion
         carryforwards                           1,478             -            -         1,478
       State income tax loss
         carryforwards                             118             -           (6)          112
       Other                                       329             -          (17)          312
                                               -------        ------       ------        ------
                 Total                           3,589             -          (21)        3,568
          Valuation allowance
            (long-term)                         (1,408)            -            -        (1,408)
                                              --------        ------       ------        ------
          Deferred tax assets                    2,181             -          (21)        2,160
                                              --------        ------       ------        ------

     Tax benefit of stock option
       exercises                                     -            12(a)       (12)            -
                                              --------        ------       ------        ------

     Deferred tax liabilities-
       Depreciation, depletion and
         amortization and other                 (1,971)            -          114        (1,857)
                                              --------        ------       ------        ------
         Net tax asset (liability)            $    210        $   12      $    81       $   303
                                              ========        ======      =======       =======

(a)Credited to additional paid-in capital.


(4)   LITIGATION

          On October 7, 1998, Columbus was served with a complaint in a lawsuit styled Maris E. Penn, Michael Mattalino, Bruce Davis, and Benjamin T. Willey, Jr. vs. Columbus Energy Corp., Cause No. 98- 44940 in the District Court of Harris County, Texas. The plaintiffs claim that Columbus breached the settlement agreement of their previous lawsuit reached in September 1994 by failing to develop properties located within the area of mutual interests and to act as a reasonably prudent operator in the development of the property. Plaintiffs allege damages under the contract but no amount is specified. Columbus denied claims and has responded with a First Set of Interrogatories, First Request for Production of Documents and Request for Disclosure to Plaintiffs. Columbus filed Special Exceptions to Plaintiffs' Original Petition which were sustained by the Judge who concurred that those portions of the complaint were not in accordance with Texas law. The Plaintiffs were given a limited time frame in which to amend

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


their petition with respect to those key paragraphs for which Columbus' exceptions were sustained or the case would be dismissed. Plaintiffs did refile their petition but included those same paragraphs and added a section entitled "Breach of Implied Covenant to Develop the Area of Mutual Interest" as an alternative to their original Pleadings. Columbus subsequently filed its Motion for Summary Judgment which the Court did not grant. Trial date has been set for January 24, 2000. Management believes the Plaintiffs' claims are without merit and an implausible construction of what was agreed upon in settlement of the previous lawsuit.

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

          The Company had no natural gas swaps outstanding as of August 31, 1999. Columbus has hedged approximately 50% of its current crude oil production with a costless "collar" on 7,500 barrels per month for the 12 months from September 1, 1999 through August 31, 2000. The price is settled monthly against the calendar monthly average price on the NYMEX with a $17.50 per barrel floor and $22.25 per barrel ceiling. For any price below or above those prices Columbus receives or pays the difference. The month of September was settled for $11,543 paid by Columbus. For the remaining period of October 1999 through August 2000 for prices as of October 11, 1999 there was no settlement value to either party.

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

(6)   RELATED PARTY TRANSACTIONS

          CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement has been made by Resources to Columbus for services provided by Columbus officers and

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


employees for managing Resources in the past which reduced general and administrative expense. This reimbursement totaled $33,000 and $185,000 for the nine months of 1999 and 1998, respectively. Effective on March 31, 1999, the agreement to continue furnishing those services was terminated by Columbus following the 90 day prior notice period as provided.

(7)    EARNINGS PER SHARE

          The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                               Nine Months      Three Months
                                            Ended August 31,  Ended August 31,
                                             1999      1998    1999    1998
                                             ----      ----    ----    ----
                                                     (in thousands,
                                                 except per share data)

Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted EPS (numerator)                 $   (43) $  (962) $  164  $  348
                                             ======    =====   =====   =====

Shares (denominator):
  Basic EPS                                   3,920    4,232   3,870   4,209
  Effect of dilutive option
    shares                                        -        -       3      57
                                             ------    -----   -----   -----
  Diluted EPS                                 3,920    4,232   3,873   4,266
                                             ======    =====   =====   =====

Per share amount:
  Basic EPS                                 $  (.01)  $ (.23) $  .04  $  .08
                                             ======    =====   =====   =====
  Diluted EPS                               $  (.01)  $ (.23) $  .04  $  .08
                                             ======    =====   =====   =====

Number of shares (in  thousands)
  not included in basic EPS that
  would have been antidilutive
  because  exercise  price of options
  was greater than the average
  market price of the common shares             612      170     626     170
                                             ======    =====   =====   =====

          Historical average number of shares outstanding and earnings per share have been adjusted for the 10% stock dividend distributed March 9, 1998 to shareholders of record as of February 23, 1998.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(8)              INDUSTRY SEGMENTS

          The Company operates primarily in two business segments of (1) oil and gas exploration and development, and (2) providing services as an operator, manager and gas marketing advisor.

          Summarized financial information concerning the business segments is as follows:

                                                           Nine Months                  Three Months
                                                         Ended August 31,             Ended August 31,
                                                     ----------------------        ---------------------
                                                      1999            1998           1999          1998
                                                      ----            ----           ----          ----
                                                                        (in thousands)

Operating revenues from unaffiliated services:
    Oil and gas                                      $ 7,071        $ 8,124        $ 2,762       $ 2,500
    Services                                           1,088          1,086            374           389
                                                     -------        -------        -------       -------
           Total                                     $ 8,159        $ 9,210        $ 3,136       $ 2,889
                                                     =======        =======        =======       =======

Depreciation, depletion
  and amortization:
    Oil and gas                                      $ 2,528        $ 2,792        $   833       $   930
    Services                                              43             42             14            14
                                                     -------        -------        -------       -------
           Total                                     $ 2,571        $ 2,834        $   847       $   944
                                                     =======        =======        =======       =======

Operating income (loss):
    Oil and gas                                      $   930        $  (425)       $   523       $   815
    Services                                             351            237            138            64
    General corporate
           expenses                                   (1,074)        (1,155)          (298)         (257)
                                                     -------        -------        -------       -------
      Total operating income                             207         (1,343)           363           622
Interest expense and other                              (277)          (209)           (99)          (61)
                                                     -------        -------        -------       -------

  Earnings (loss) before
    income taxes                                     $   (70)        $(1,552)      $   264       $   561
                                                     =======         =======       =======       =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

          The following summarizes the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes.

Liquidity and Capital Resources

          Third quarter 1999 oil and gas sales continued to improve over recent prior periods when dismal crude oil prices prevailed along with weak natural gas prices although production of each product was higher. The current quarter's cash flow increased 12% above last year's similar period and was the highest quarter since fourth quarter in fiscal 1997. Net earnings for third quarter 1999 were $164,000, or $0.04 per share because of higher revenues but were reduced by exploration expense of $627,000 ($389,000 net of income tax effect) as explained below. This compares with 1998's third quarter net earnings of $348,000, or $0.08 per share.

          Stockholders' equity as of the end of 1999's third quarter decreased to $14,025,000 from $15,264,000 at November 30, 1998 while working capital was down to $1,467,000 from $1,556,000. Contributing factors were purchases of treasury shares and cash expended for additions to properties which approximated the cash provided by operating activities. There was a net $700,000 increase in long term bank debt since fiscal year end.

          Management expects that cash flow for the whole year will provide more than sufficient funds for fiscal 1999's originally planned capital expenditure program of approximately $4,000,000 which has concentrated on developing proved undeveloped natural gas reserves. An onshore exploratory drilling program in the lower Texas Gulf Coast area on EGY's existing El Squared prospect leaseholds has been the principal expenditure. The unused portion of the $10,000,000 bank credit facility has primarily in the past been earmarked for acquisitions of oil and gas properties, but could be used for any corporate purpose. This unused portion of the bank line is available if unforeseen additional capital expenditure requirements arise during the remainder of 1999 because of accelerated drilling activities.

          Net cash provided by operating activities was $3,039,000 for the nine months of 1999, which compares with $6,060,000 for the same period last year. This cash flow, coupled with added $700,000 use of the Company's credit facility, has provided liquidity to fund both capital expenditures and treasury share repurchases through August 31, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          As regularly reported in the past, management places greater reliance upon an important alternative method of computing cash flow which is generally known as Discretionary Cash Flow ("DCF"). DCF is not in accordance with generally accepted accounting principles ("GAAP") but is commonly used in the industry as this method calculates cash flow before working capital changes or deduction of exploration expenses since the latter can be increased or decreased at management's discretion. DCF is often used by successful efforts companies to compare their cash flow results with those independent energy companies who use the full cost accounting method where exploration expenses are capitalized and do not immediately adversely affect either operating cash flow or net earnings. Columbus' DCF for the nine months of 1999 was $4,029,000 down 15% from 1998's similar period which was $4,761,000. Third quarter DCF of $1,749,000 in 1999 surpassed by 12% 1998's $1,561,000 and if DCF for the month of August becomes the average for each month during the fourth quarter, then fiscal 1999's DCF will surpass that of fiscal 1998. This will be accomplished despite 1999's first quarter DCF being the lowest for any quarter since fiscal 1995. As previously indicated, this third quarter increase was primarily attributable to higher natural gas and crude oil prices because daily production stated in Mcf equivalent was down 14% from last year's similar period. DCF is calculated without any debt retirement being considered but in Columbus' case this does not matter as current bank debt requires no principal payments before August 1, 2001. Interest expense is always dedu cted before arriving at DCF.

          Management notes in each of its public filings and reports its strong exception to the Statement of Financial Accounting Standards No. 95 as it applies to Columbus which directs that operating cash flow must only be determined after consideration of working capital changes. Management believes such a requirement by GAAP ignores entirely the significant impact that the timing of income received for, and expenses incurred on behalf of, third party owners in properties may have on working capital. This is particularly significant where Columbus owns only a small working interest but is the operator.

          Neither DCF nor operating cash flow before working capital changes is allowed to be substituted for net income or for cash available from operations as defined by GAAP. Furthermore, currently reported cash flows, however defined, are not necessarily indicative that there will be sufficient funds for all future cash requirements. For the nine months of 1999, GAAP cash flow was lower than DCF but just the opposite has been true on several occasions in prior periods.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          The Company had no natural gas price hedges in place as of August 31, 1999 however it has hedged approximately 50% of its current crude oil production with a costless "collar" on 7,500 barrels per month for the 12 months beginning on September 1, 1999 through August 31, 2000. The price is settled monthly against the calendar monthly average price on the NYMEX with a $17.50 per barrel floor and $22.25 per barrel ceiling. For any price below or above those prices Columbus receives or pays the difference. Therefore, the Company's oil revenues will no longer be fully exposed to the risk of declining prices such as occurred during most of fiscal 1998 and first four months of fiscal 1999. However, the Company was able to realize the full benefit of all price increases that appeared late in the second quarter 1999 and throughout the third quarter since it was not limited on a portion of its oil production to the upside by the $22.25 price which began as of September 1st.

          Columbus had outstanding bank borrowings of $5,600,000 as of August 31, 1999 against its $10,000,000 line of credit with Norwest Bank Denver, N.A. which is collateralized by oil and gas properties. On that same date the ratio of net long-term debt (debt less working capital) to shareholders' equity was
0.29 and to total assets was 0.18. Outstanding long term debt utilized a LIBOR option with an average interest rate of 6.8%. Subsequent to the end of the third quarter, Columbus has reduced bank debt by $100,000. The net increase (or decrease) of long-term debt directly affects cash flows from financing activities as do the purchase of treasury shares or the proceeds from the exercise of stock options.

          Working capital at August 31, 1999 declined to $1,467,000 from $1,556,000 at November 30, 1998 for reasons discussed earlier. Actual nine months capital expenditures related to 1999 were $2,309,000 for additions to oil and gas properties and $1,471,000 for the purchase of 236,540 treasury shares ($6.20/share) both of which did affect working capital. However, the aforementioned 1999 actual capital expenditures differ from the amount shown in the consolidated Statement of Cash Flows because the latter capital expenditures include costs which had been incurred during 1999 but had not yet been paid by the end of the third quarter which amount was less than the unpaid expenditures accrued at the beginning of the year.

          Management has for several years been authorized from time to time by the Board of Directors to repurchase its common shares from the market in blocks subject to price limitations. In February, May and July 1999, authorizations were approved to purchase 100,000, 50,000 and 50,000 shares, respectively, with the latter two restricted to purchase prices not to exceed $6.00 per share were

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


added to previous authorizations. The 100,000 share and a portion of the first 50,000 share authorization had been utilized by the end of the third quarter. Subsequently, in September and thus far during October 1999, 46,000 additional shares have been acquired at an average price of $5.66 per share. This leaves approximately 41,000 shares of the July 1999 authorization yet to be purchased at prices of $6.00 or less. Total treasury shares on hand as of October 11, 1999 amounted to 826,745 shares.

RESULTS OF OPERATIONS

          During 1999's third quarter, gross revenues increased by 11% and operating income increased to $894,000 from $622,000 in 1998. Higher product prices were responsible for these increases since lower oil and gas volumes were realized. Other comparisons for the 1999 quarter and nine month periods versus 1998 related to prices, production and oil and gas sales appear in tabular form below.

          During 1999's third quarter five gross wells (2.23 net WI) were drilled. These included three (.89 net WI) gas development wells in Webb County, Texas, and two (1.34 net WI) recompletions in new zones of existing oil wells in Montana. In progress wells at quarter's end included one wildcat well, Long #3, which was being directionally deepened to the middle Wilcox Massive Sand and is located in the El Squared prospect in Bee County, Texas and one development gas well in the Laredo, Texas operational area.

     Oil and Gas Revenues and Operating Costs

          The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between the periods presented as follows:


                                           Third Quarter                            Nine Months
                                 ---------------------------------       -------------------------------
                                  1999         1998         Change           1999        1998     Change
                                 ------       ------        ------           ----        ----     ------

Natural gas revenues M$          $1,943       $1,914          2 %          $ 5,261     $ 5,847    (10)%
Oil revenue M$                   $  817       $  581         41 %          $ 1,803     $ 2,266    (20)%
Natural gas sales volumes:
  Millions of cubic feet (MMCF)     765          892        (14)%            2,451       2,609     (6)%
  MCF/day                         8,310        9,696                         8,945       9,523

Oil sales volumes:
  Barrels                        44,434       50,944        (13)%          121,781     168,183    (28)%
  Barrels/day                       483          554                           444         614

Average price received:
  Natural gas - $/MCF            $ 2.54       $ 2.15         18 %           $ 2.15      $ 2.24     (4)%
  Oil - $/BBL                    $18.38       $11.41         61 %           $14.80      $13.48     10 %


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Natural gas revenues increased 2% in the third quarter of 1999 versus 1998 because 18% higher prices were significantly offset by lower sales volumes. Average gas prices have recovered from depressed prices which resulted from a warm winter and a high level inventory of storage gas. Comparable quarters showed 14% lower sales volumes in 1999 due to production declines not fully offset by Slick Sand gas currently being produced at the El Squared prospect's Long #1 and Long #2 wells or by recently drilled gas wells in the Laredo, Texas area. For the 1999 nine month period, natural gas revenues declined 10% from 1998 which was the result of a 6% decrease in average sales volumes and a 4% decrease in average prices.

          Oil revenues for 1999's third quarter were higher by 41% than the 1998 quarter because prices rose by 61% but sales volumes were 13% lower. Oil production has declined steadily with no development drilling activity because of depressed oil prices for the past two years. However, an exploratory oil well in Harris County, Texas, drilled during 1998, was finally hooked-up and commenced producing 200 barrels per day in mid-June 1999. Columbus owns a 19.5% working interest. Crude oil prices began a move upwards late in the second quarter and accelerated during the third quarter. Similar reasons for the quarter apply to comparative nine month's results because both oil revenues and volumes were lower by 20% and 28%, respectively, while crude oil prices were only 10% higher.

          Columbus' 1999 third quarter sales volumes of natural gas averaged 8,310 Mcfd while oil and liquids production were 489 barrels per day. These equate to an average daily sales volumes of 11,245 MCF equivalent (Mcfe) compared to 1998's third quarter rate of 13,073 Mcfe, a 14% decrease. This was attributable to declines of both gas and oil production which have not been totally replaced with production from newly completed wells. For the nine month's periods, average daily sales volumes were 11,646 Mcfe in 1999 versus 13,254 Mcfe in 1998 which were affected downward in 1999 and upward in 1998 by retroactive reversion adjustments in the first quarters of each of those years in addition to those same reasons outlined for the third quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Lease operating expenses for the third quarter of 1999 were 16% higher than in 1998. A good portion of the increase was in the Sralla Road field in Texas where one well had significant workover costs. Also, there was a general increase in operating costs following the start up of old wells and a few repairs and replacements to equipment. Lease operating expenses for the nine months in 1999 were 18% lower than 1998's comparable period. Expensive workovers and replacements of downhole and surface equipment on older wells had occurred during that period in 1998 while several of those older wells were shut-in earlier in 1999. Lease operating costs on a Mcfe basis were $0.50 in the third quarter of 1999 compared to $0.37 in 1998 while operating costs as a percentage of revenues were 19% in 1999 versus 18% in 1998 with its lower prices but higher production. For the nine months periods lease operating costs were $0.43 per Mcfe in 1999 and $0.46 in 1998 and lease operating costs as a percentage of revenues were 19% in 1999 and 20% in 1998.

          Production and property taxes approximated 10% of revenues in both 1999 and 1998 nine month periods. These vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since most of the local jurisdiction's property taxes in Texas are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

     Operating and Management Services

     This segment of the Company's business is comprised of opera tions and services conducted on behalf of third parties which includes compressor operations and salt water disposal facilities.

          Operating and management services gross profit was as follows:

                                         1999              1998
                                         ----              ----

                 Third quarter         $133,000         $ 51,000
                 Nine months           $332,000         $181,000

In 1998, operations included unusually high workover expenses required to clean out sand from the well bore of a salt water disposal well in Texas while 1999's costs included sizable compressor repairs. Revenues improved during 1999 as the number of operated wells increased supplemented by an increase from 50% to 100% ownership interest in four compressors operating in South Texas.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


Interest Income

          Interest income is earned primarily from short-term invest ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income decreased in the third quarter of 1999 to $23,000 from $32,000 in 1998's third quarter primarily as a result of a lower amount of investments and lower short-term interest rates.

General and Administrative Expenses

          General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category.

          The Company's general and administrative expenses were as follows:
                                              1999              1998
                                              ----              ----

                 Third quarter              $  299,000        $  257,000
                 Nine months                $1,075,000        $1,155,000

Third quarter of 1999's expenses were more than last year due to the previously disclosed total phase out of reimbursement for services provided for the management of Resources which occurred during the second quarter of 1999 which effectively increased costs by that prior credit. Reimbursement of $1,000 for 1999 from that source compares with $62,000 during 1998's third quarter while nine month's comparisons were $33,000 for 1999 and $185,000 for 1998. During third quarter salary expenses were comparable in 1999 and 1998. Salary increases had been granted effective December 1, 1998 for non-officer employees while officer salaries remained unchanged but incentive compensation and bonus costs were reduced in 1999 which also affected the nine month's comparisons. Higher medical claims under the Company's self-insured plan raised costs for 1999's third quarter and nine months periods.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Charges for this expense item decreased from 1998's third quarter as a result of decreased production and despite additional development expenditures in the intervening period. Reduction in proved reserves contributed to a small increase in the depletion rate per Mcfe to $.78 per Mcfe for the nine months. The 1999 third quarter depletion rate of $.79 per Mcfe compares with $.77 per Mcfe for the like period of fiscal 1998 and $.77 per Mcfe for all of 1998.

Exploration Expense

          In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells including associated leaseholds. Other exploratory charges such as seismic and geologic costs must also be immediately expensed regardless of whether a prospect is ultimately proved to be successful. Exploration charges of $627,000 for 1999's third quarter were up from 1998's $49,000. Third quarter 1999 included $531,000 of costs through August 31, 1999 to deepen the Long #3 exploratory well in the El Squared prospect which did not find any proved reserves. Additional costs of $150-200,000 incurred subsequent to quarter end may be expensed fourth quarter. The remaining $382,000 costs to drill the well to a shallower zone are classified as "in progress" pending a possible attempt to locate proved reserves in a shallower formation. Also, seismic interpretation costs of $30,000 in the El Squared prospect in Texas were expensed. In 1999's nine months a total of $233,000 was expensed for participation in three exploratory dry holes. During 1998's quarter and nine month periods, expenses of $49,000 and $477,000 included charges for 3-D seismic and an exploratory dry hole drilled in Montana.

          Whenever a company which reports using the successful efforts method of accounting is involved in an exploratory program that represents a significant part of its budget, it subjects itself to the probable risk that net earnings for a given quarter or a year will be severely impacted negatively by such exploratory costs. With the numerous exploratory well bores involved at Columbus' El Squared Prospect that will be required to properly evaluate the various fault blocks and/or potential producing horizons, shareholders are forewarned that net earnings and GAAP cash flow may not be truly indicative of the success of the Company's operational activity. Management believes shareholders should continue to place more emphasis on Discretionary Cash Flows for the year as we do and not compare our results with other company's net earnings or cash flows who use the full cost accounting method and capitalize their exploratory costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


Impairments

          At the end of 1999's second quarter, a pre-tax, non-cash impairment loss of $503,000 was recorded. The improvement in crude oil prices previously discussed was insufficient to justify restoration of proved undeveloped reserves in one of the Williston Basin's cost pools because the return on investment would be unsatisfactory. When crude oil prices in that area might reach and maintain $20 per barrel could not be forecasted, so it was determined restoration of undeveloped reserves would be deferred and the shortfall of $253,000 between remaining book value of the pool and the current fair market value of its reserves was recognized as a charge. Elsewhere, an unexpected influx of water in natural gas wells in the shallow Heidi property in Jim Wells County, Texas brought on premature abandonment of producing zones and associated natural gas reserves which generated a pre-tax, non-cash impairment of $250,000.

          A non-cash impairment loss of $2,816,000 in 1998's first quarter was primarily generated by low crude oil prices and to a Louisiana exploratory well's poor performance. Those low prices caused a write down in both developed and undeveloped oil reserve quantities along with a reduction in the remaining carrying value of several of the successful efforts pools when the unamortized costs suddenly exceeded a newly calculated undiscounted future net cash flows. Certain of these property pools were written down to an estimated fair value using the assumption that the average future crude oil price would be $18.75 per barrel over the remaining life of those pools. An additional $400,000 of impairments were also provided for probable loss in value of undeveloped acreage holdings (unproved properties) located primarily in Louisiana plus $56,000 was expensed for an expired lease.

Interest Expense

     Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average amount of bank debt outstanding has been higher during 1999's quarters than in 1998. The average bank interest rate paid this latest quarter was 6.6% which compares to 7.1% in 1998. For the nine month periods average interest rates were 6.6% in 1999 and 7.2% in 1998.

Income Taxes

          During the nine months of 1999, the net deferred tax asset increased to $303,000. The asset is comprised of a $36,000 current asset and a $267,000 long-term asset. A tax deduction of $12,000 from the benefit of stock option

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


exercises has been added to additional paid-in capital during 1999. The estimated increase in deferred tax assets was $93,000 during the nine months. The valuation allowance has remained unchanged thus far in 1999. The effective tax rate for 1999 is 38%. See Note 3 to the con solidated financial statements for further explanation of income taxes.

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

          The Company upgraded its major system computer software in 1997 to a new release of a major software vendor that the vendor represents is compliant with the year 2000. Columbus has reviewed its other less important systems as well as its significant suppliers, purchasers, and transporters of oil and gas to determine the extent to which the Company might still be vulnerable to other failures and what the impact might be on its operations.

          The Company's interest in wells operated by other companies is not considered to be as important but management is attempting to determine if those companies are ready for the year 2000. The Company uses outside services for payroll and medical benefits processing and those companies have provided updates to their software that they represent is year 2000 compliant. The Company is also somewhat dependent upon personal computers as well as certain spreadsheet and word processing software programs which may not be year 2000 compliant. Evaluations have been made to establish which of those systems are critical and a few personal computers and software programs were replaced.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


The Company does not believe that any loss of revenue will occur as a result of the year 2000 problem but regardless of efforts to identify and remedy such problems, there could be year 2000 related failures that cause some disruption to the Company's operations or temporary delays in processing certain data. The Company has not established a contingency plan because we believe all major issues have been resolved. Should year 2000 failures occur we will address them at that time.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   27   -  Financial data schedule - August 31, 1999.

             (b)   Reports on Form 8-K

                   None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   COLUMBUS ENERGY CORP.
                                                   ---------------------
                                                       (Registrant)



DATE:    October 18, 1999         /s/ Harry A. Trueblood, Jr.
         ----------------         -----------------------------
                                  Harry A. Trueblood, Jr.
                                  Chairman, President and
                                  Chief Executive Officer
                                  (a duly authorized officer)



DATE:    October 18, 1999         /s/ Ronald H. Beck
         ----------------         -----------------------------
                                  Ronald H. Beck
                                  Vice President
                                  (Chief Accounting Officer)