Form 10-K
period 1999-11-30
COLUMBUS ENERGY CORP
filed 2000-02-23
CIK 823975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the Fiscal Year Ended                       Commission File Number
         November 30, 1999                                 001-9872

                                -----------------

                              COLUMBUS ENERGY CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                COLORADO                                84-0891713
       ------------------------             ------------------------------------
       (State of incorporation)             (I.R.S. Employer Identification No.)

           1660 Lincoln Street                             80264
            Denver, Colorado                            ----------
----------------------------------------                (Zip code)
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (303) 861-5252

                        Securities registered pursuant to
                            Section 12(b) of the Act:

                                                 Name of each Exchange on
      Title of each class                            which registered
      -------------------                        -----------------------
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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2000 is $16,848,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2000

                                                       Outstanding at
             Class                                    January 31, 2000
             -----                                    ----------------
Common Stock, ($.20 par value)                        3,762,374 shares

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

                        ANNUAL REPORT (S.E.C. FORM 10-K)

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description

                                     PART I

                                                                           Page
                                                                           ----
Item 1.  Business............................................................3
Item 2.  Properties - Oil and Gas Operations ............................... 4
Item 3.  Legal Proceedings..................................................22
Item 4.  Submission of Matters to a
                Vote of Security Holders....................................23

                                     PART II

Item 5.  Market for the Registrant's Common Equity
                and Related Stockholder Matters.............................24
Item 6.  Selected Financial Data............................................25
Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................26
Item 7A. Quantitative and Qualitative Disclosure About Market Risk .........41
Item 8.  Financial Statements and Supplementary Data........................42
Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure......................42

                                    PART III

Item 10. Directors and Executive Officers
                of the Registrant...........................................43
Item 11. Executive Compensation.............................................43
Item 12. Security Ownership of Certain Beneficial
                Owners and Management.......................................43
Item 13. Certain Relationships and
                Related Transactions........................................43

                             PART IV AND SIGNATURES

Item 14. Exhibits, Financial Statement
                Schedules and Reports on Form 8-K...........................44

         Signatures.........................................................75

                                     PART I

Item 1.  BUSINESS

      Columbus Energy Corp. ("Columbus") was incorporated under the laws of the State of Colorado on October 7, 1982. Columbus engages in the production and sale of crude oil, condensate and natural gas, as well as the acquisition and development of leaseholds and other interests in oil and gas properties, and also acts as manager and operator of oil and gas properties for itself and others. It also engages in the business of compression, transmission and marketing of natural gas through its wholly-owned subsidiary, Columbus Gas Services, Inc. ("CGSI"), a Delaware corporation. On September 1, 1998 Columbus formed a Texas partnership named Columbus Energy, L.P. and is its general partner. The partnership's limited partner is Columbus Texas, Inc., a Nevada corporation, which is a wholly-owned subsidiary of Columbus. All of the Company's oil and gas properties in Texas were transferred to the partnership effective September 1, 1998. Columbus remains the operator of the properties. Prior to February 1995, CEC Resources Ltd. (Resources"), an Alberta, Canada
corporation, was also a wholly-owned subsidiary but became a separate publicly-owned entity when it was spun-off via a rights offering by Columbus to its shareholders. The term "Company" or "EGY" as used herein includes Columbus and its subsidiaries.

      The Company currently has 31 employees. The current technical staff, including management, is comprised of four petroleum engineers and one landman. The administrative staff provides support required for accounting and data processing including disbursement of monthly oil and gas revenues, joint interest billing functions, and accounts payable.

             During 1998 Columbus declared a 10% stock dividend distributed March 9, 1998 to shareholders of record as of February 23, 1998. During 1997, Columbus declared a five-for-four stock split for shareholders of record as of May 27 which was distributed on June 16, 1997 and was issued from authorized but unissued shares. The 1998 stock dividend and two prior 10% stock dividends in 1994 and 1995 were paid from treasury shares reacquired from the market and therefore reduced cumulative retained earnings and increased paid-in capital. No cash dividends have been paid since the Company became publicly-owned in 1988.

      From shortly after its incorporation until January 1988, the Company was a wholly-owned or majority-owned subsidiary of Consolidated Oil & Gas, Inc. ("Consolidated") after which time it became a separate publicly-owned entity as a result of a spin-off via a rights offering by Consolidated to its shareholders.

Item 2.  PROPERTIES

                             Oil and Gas Properties

Reserves

             The estimated reserve amounts and future net revenues were determined by outside consulting petroleum engineers. The reserve tables presented below show total proved reserves and changes in proved reserves owned by Columbus for the three years ended November 30, 1999, 1998 and 1997.

                           PROVED OIL AND GAS RESERVES

                                                  1999                    1998                       1997
                                           -------------------     -----------------          -----------------
                                            Oil         Gas          Oil        Gas            Oil         Gas
                                            MBbl        Mmcf         MBbl       Mmcf           MBbl        Mmcf
                                            ----        ----         ----       ----          -----        ----
Proved reserves:
Beginning of year                             960      22,463        1,805     18,520         1,643       18,665
Revisions of previous
   estimates                                  399      (1,405)        (713)       767          (127)         226
Purchase of reserves                            -           -            1        320             -            -
Extensions and discoveries                     68         726           88      6,355           538        5,066
Production                                   (169)     (3,201)        (221)    (3,499)         (249)      (3,370)
Sale of reserves                                -           -            -          -             -       (2,067)
                                           ------      ------        -----     ------         -----       ------
End of year                                 1,258      18,583          960     22,463         1,805       18,520
                                           ======      ======        =====     ======         =====       ======
Proved developed reserves:

Beginning of year                             762      20,674        1,333     16,122         1,211       15,758
                                           ======      ======        =====     ======         =====       ======
End of year                                   925      14,748          762     20,674         1,333       16,122
                                           ======      ======        =====     ======         =====       ======


Proved Developed Producing Reserves

     As of November 30, 1999, Columbus has approximately 815,000 barrels of proved developed producing oil and condensate in the United States most of which are attributable to primary recovery operations. Producing oil properties in Montana and Texas account for over 98%, and Texas alone 77%, of the reserves in the proved developed producing category.

     The gas producing properties owned by Columbus are located in Texas, North Dakota, Louisiana, Oklahoma and Montana and contain 11.0 billion cubic feet of proved developed producing gas reserves. Texas properties account for 95% of these reserves.

     The reserves in this category can be materially affected positively or negatively by either currently prevailing or future prices because they determine the economic lives of the producing wells.

Proved Developed Non-Producing Reserves

     The reserves in this category are located in the states of Texas, Louisiana and Montana. Generally, these are reserves behind the casing in existing wells with recompletion required before commencement of production or else are in wells being completed and/or completed but awaiting pipeline connections at year end.

     Columbus' non-producing reserves equal 110,000 barrels of oil, or 9% of its total proved oil reserves, and 3.7 billion cubic feet of natural gas, or 20% of its total proved natural gas reserves.

Proved Undeveloped Reserves

     Columbus' proved undeveloped reserves were approximately 333,000 barrels and 3.8 billion cubic feet of natural gas. Almost all of the oil reserves in this category are in Montana. All of the proved undeveloped gas reserves are attributable to undrilled locations offsetting production in Webb, Zapata, Harris and Jim Hogg Counties, Texas and Montana.

     These reserves are expected to either be developed during 2000 or in future when there is some stabilization of oil prices at levels which will yield a satisfactory rate of return on investment without fear of another roller coaster price fallout.

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

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                RELATING TO ESTIMATED PROVED OIL AND GAS RESERVES
                             (thousands of dollars)

                                                                          1999         1998         1997
                                                                          ----         ----         ----

Future oil and gas revenues                                            $ 74,284      $53,271     $ 79,381
Future cost:
  Production cost                                                       (24,031)     (13,688)     (21,856)
  Development cost                                                       (4,811)      (2,638)      (5,401)
Future income taxes                                                     (10,504)      (6,325)     (11,531)
                                                                       --------      -------     --------
Future net cash flows                                                    34,938       30,620       40,593
Discount at 10%                                                         (11,229)      (8,691)     (10,422)
                                                                       --------      -------     --------
Standardized measure of discounted future net
  cash flows                                                           $ 23,709      $21,929     $ 30,171
                                                                       ========      =======     ========

          CHANGE IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
                FLOWS FROM ESTIMATED PROVED OIL AND GAS RESERVES
                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1999
                             (thousands of dollars)

                                                                         1999          1998          1997
                                                                         ----          ----          ----

Balance, beginning of year                                              $21,929      $30,171       $ 38,160

  Sale of oil and gas net of production costs                            (7,081)      (7,397)       (10,708)
  Net changes in prices and production costs                              9,801      (12,034)       (10,502)
  Purchase of reserves                                                        -          310              -
  Sale of reserves                                                            -            -         (1.320)
  Extensions, discoveries and other additions                             1,150        6,896          9,660
  Revisions to previous estimates                                         1,346       (3,406)          (710)
  Previously estimated development costs
    incurred during the period                                              268          586          1,089
  Changes in development costs                                           (1,945)       2,066            229
  Accretion of discount                                                   2,599        3,730          4,653
  Other                                                                  (1,951)      (2,066)        (1,620)
  Change in future income taxes                                          (2,407)       3,073          1,240
                                                                        -------      -------        -------

Net increase (decrease)                                                   1,780       (8,242)        (7,989)
                                                                        -------      -------        -------

Balance, end of year                                                    $23,709      $21,929        $30,171
                                                                        =======      =======        =======

     The standardized measure is intended to provide a standard of comparable measurement of the Company's estimated proved oil and gas reserves based on economic and operating conditions existing as of November 30, 1999, 1998 and 1997. Pursuant to SFAS-69, the future oil and gas revenues are calculated by applying to the proved oil and gas reserves the oil and gas prices at November 30 of each year relating to such reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year end. Production and development costs are based upon costs at each year end. Future income taxes are computed by applying statutory tax rates as of year end with recognition of tax basis, net operating loss carryforwards, depletion carryforwards, and investment tax credit carryforwards as of that date and relating to the proved properties. Discounted amounts are based on a 10% annual discount rate. Changes in the demand for oil and gas, price changes and other factors make such estimates inherently imprecise and subject to revision.

       Discounted future net cash flows before income taxes for reserves were $30,173,000 in 1999, $25,986,000 in 1998, and $37,301,000 in 1997. As required by SFAS-69, the future tax computation appearing in the above table does not consider the Company's annual interest expenses and general and administrative expenses nor future expenditures for intangible drilling costs. Because of these factors, the tax provisions are not truly representative of the expected lower future tax expense to the Company so long as it remains an active operating company.

       The reserve and standardized measure tables prescribed by the SEC and presented above are prepared on the basis of a weighted average price for all properties as of each year end. At November 30, 1999 the crude oil price (including natural gas liquids) was $23.48 per barrel and the natural gas price was $2.41 per thousand cubic feet. The SEC requires that this computation utilize those year end prices and expenses which are then held constant, except for contractual escalations, over the life of the property.

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

Both 1999 and 1998 fiscal years are good examples of why an average price would be preferable in management's opinion since year end prices for natural gas and crude oil were significantly different from the average annual prices received.

Outside Consultant's Report

       An outside consulting firm, Reed Ferrill & Associates, was retained for the purpose of preparing a report covering the reserves of the Company's properties and a future production forecast using constant prices as of November 30, 1999, 1998 and 1997. The reports for 1998 and 1997 on the reserves of the properties located in the Berry Cox field in Texas were prepared by Huddleston & Co., Inc., another outside consulting firm. These reports are prepared each year as required by the Company's bank line of credit.

Production

     Columbus' net U.S. oil and gas production for each of the past three fiscal years is shown on the following table:

                                           Fiscal Year
                             ----------------------------------------
                             1999             1998               1997
                             ----             ----               ----
Oil-barrels                169,000          221,000             249,000
Gas-Mmcf                     3,201            3,499               3,370

       During the fiscal year 1999, Columbus filed Form EIA23 with the Energy Information Agency which required disclosure of oil and natural gas reserve data for wells operated by Columbus. The reserve data reported was for calendar year 1998. This data was reported on a gross operated basis inclusive of royalty interest and, therefore, does not compare with Columbus' net reserves reported for 1998.

       Average price and cost per unit of production for the past three fiscal years are as follows:

                                                 Fiscal Year
                                  -----------------------------------------
                                   1999             1998               1997
                                  ------            ----               ----
Average sales price:
   per barrel of oil              $16.63           $13.22             $19.62
   per Mcf of gas                 $ 2.28           $ 2.18             $ 2.65
Average production cost per
  equivalent barrel               $ 4.18           $ 4.00             $ 3.83

       Natural gas is converted to oil at the ratio of six Mcf of natural gas to one barrel of oil. Production costs for fiscal years 1999, 1998 and 1997 include production taxes.

Developed Properties

       A summary of the gross and net interest in producing wells and gross and net interest in producing acres is shown in the following table:

November 30, 1999                     Gross                         Net
-----------------               ----------------             ----------------
                                Oil          Gas             Oil          Gas
                                ---          ---             ---          ---
Wells                           80           169              21           21

Acres                               33,788                        9,845

Undeveloped Properties

       The following table sets forth the Company's ownership in undeveloped properties:

November 30, 1999                        Gross Acres           Net Acres
------------------                       -----------           ---------
  Louisiana                                16,047                1,561
  Montana                                  11,223                6,759
  New Mexico                                  840                  630
  North Dakota                              1,659                  277
  Oklahoma                                  1,280                  640
  Texas                                     7,460                3,682
                                           ------               ------
Total Undeveloped Properties               38,509               13,549
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

                                                       Year Ended November 30,
                                     ------------------------------------------------------------
                                           1999                   1998                   1997
                                     ---------------       ---------------       ----------------
                                     Gross       Net       Gross       Net       Gross       Net
                                     -----       ---       -----       ---       -----       ---
EXPLORATORY
Wells Drilled:
    Oil                                 2       1.34           2       1.10         2        1.45
    Gas                                 1        .54           3       1.69         1         .37
    Dry                                 4       2.38           2        .92         1         .34
DEVELOPMENT
Wells Drilled:
    Oil                                 0          0           1        .67         4        1.91
    Gas                                 7       1.63           8       1.06        18        2.71
    Dry                                 2        .15           4       1.23         3         .65
TOTAL
Wells Drilled:
   Oil                                  2       1.34           3       1.77         6        3.36
   Gas                                  8       2.17          11       2.75        19        3.08
   Dry                                  6       2.53           6       2.15         4         .99
                                       --       ----         ---       ----        --        ----
       Total                           16       6.04          20       6.67        29        7.43
                                       ==       ====         ===       ====        ==        ====

Current Activities

       During the fourth quarter of fiscal 1999 and subsequent thereto, there was a flurry of drilling and completion activity involving the El Squared prospect in Bee County. This was primarily related to the impending expiration of the primary term of the Fred Long lease which represented over 40% of the approximate 5,700 acres of leaseholds in that prospect block. This lease could be extended over the primary term with two alternatives available. One of these required payment to the royalty owner of approximately $500,000 of lease bonus for a two-year lease extension agreement which also required modifications to the base lease with some fairly significant changes in the size of and the manner in which drilling units could be created or pooled. The other alternative available was to have drilling operations under way over the primary term of the lease or have a well completing within 60 days of expiration of the primary term of the lease, or both.

       Columbus, as operator for its own account as well as on behalf of participants, determined to have both circumstances in existence by essentially utilizing the bonus money equivalent to commence drilling a deviated wellbore toward an upper Massive objective after cutting a window in the casing in the Long #3 and be drilling over the January 7, 2000 lease expiration date. Fortunately, there was already a completion attempt under way at the Long #4 which met the within 60 days of the lease expiration requirement. During the last week in December 1999 and early in January of 2000, management initially tried to establish commercial production from a lower Massive section at approximately 13,000 feet as well as in a stray sand in the Massive silt interval at approximately 12,300 feet. It was assumed that if those zones proved to be unsuccessful, the upper Massive Sand at approximately 12,000 feet, which had an excellent electric log in that interval, could be completed as a gas producer. However, a continuous drilling program would be necessary with the commencement of a new well every 60 days following completion of a preceding well in order to keep the lease in force. This provision was expected to provide a sufficient period of time to allow the group to develop the anticipated reserves in fault block "B" in the upper and middle Wilcox Sands. Such a program would not maintain the deep Wilcox Reagan Sands under lease without drilling a wellbore to that depth, but the group was unwilling to take that route because of the expense and the risk associated therewith. Based on 3-D seismic interpretation, only one potential Reagan structure was being given up under the Long lease and those rights were owned under the remaining acreage.

       Management was able to meet the critical path logistics necessary to keep the lease in force but then had to suffer severe disappointment from the results of those extraordinary efforts. As explained in a Special Interim Report to Shareholders on January 14, 2000, the lower Massive zone was fairly tight and yielded only about 100,000 cubic feet per day flow rate although it exhibited an extremely high shut-in bottom hole pressure of approximately 10,000 psig. Management was not confident that a fracture stimulation of that sand would yield a completion with sufficient flow rates to justify postponing completion of the upper Massive zone and leaving it shut-in behind unperforated casing. A dual completion was not practical. Furthermore, a small amount of water with limited gas had been added from the zone at 12,300 feet after being perforated. This effectively eliminated any further consideration of the basal sand being fracture stimulated without encountering considerable wellbore logistical problems to isolate that lower zone from the 12,300-foot zone.

       As a consequence, completion efforts were moved uphole where we fully expected an excellent flow of gas from the upper Massive zone. This belief was supported by good sand in the mud samples along with a reasonable show of gas plus corroborating electric logs of the interval. The latter had been interpreted by various service company experts, our consultants, and Columbus' own personnel as being gas productive with a reasonably high flow rate anticipated. This confidence was further supported by log calculations which were made using available known resistivities from water samples obtained from an upper Massive Sand interval in the initial deviated hole drilled from the Long #3 which had flowed gas and water. It was over 300 feet down structure from this Long #4 sand but was in a separate fault block. To the absolute astonishment of all concerned, this upper Massive Sand inexplicably yielded formation water with only a very limited amount of accompanying gas. In fact, a significant hourly rate was swabbed from 25 feet of perforations from within a gross sand interval of 90 feet so the zone was permeable but definitely wet. To date, no one has a solid explanation for these results. Admittedly, the water in this interval was a bit fresher and this isolated fault block was probably completely sealed, but this is not a satisfactory explanation. So confident that commercial gas production would be found by every person involved, the Company had already installed a gathering line in order to connect the well and commence sales immediately. Unfortunately, surprises such as this have plagued explorationists since the first U.S. commercial oil discovery in 1859. It is a part of the business not understood by most people outside of the industry and is painful to those within.

       As soon as it was established that the upper Massive Sand was water productive, management also shut down drilling operations at the Long #3 sidetrack hole. However, by the time this could be done, the wellbore was already at a measured depth of 10,800 feet and was over 150 feet away from the original wellbore and at a 20 degree angle. Management did weigh the possibility of continuing drilling operations at the Long #3 until it reached its objective since it would have required only a few days and because this sand would be in a different fault block. To support the notion that this might make a difference, the sand in the initial Long #3 deviated wellbore had yielded considerably more gas than the Long #4 despite being over 300 feet structurally lower. However, the likelihood of finding a water free completion updip in the Long #3 fault block carried too much risk. It was believed those same funds could be used to further develop additional gas reserves from the Slick Sands which are known producers in this "B" fault block area.

       Because of the Long #4 results, two other identified upper Massive locations were scrapped and it was determined to farmout about 1,000 acres of leaseholds within the "A" fault block area on the east side of the El Squared acreage block. This farmout will require a test of a sizable Massive structure identified by 3-D seismic which will be followed by a working interest back-in after payout to Columbus, et al. In addition, there are at least three Slick/Luling Sand upper Wilcox structures previously identified on the El Squared acreage which can be drilled during fiscal 2000. While these structures are not quite so romantic as Massive prospects, they do offer potential reserves at each structure of 5 to 10 billion cubic feet plus associated condensate with considerably lower costs to develop.

       As fiscal 1999 came to a close, Columbus had no rigs actively drilling at any of its other key areas as the focus and funds had been dedicated to El Squared activity. There were two wells in the Laredo area that had been drilled which for tax reasons were awaiting completion until after January 1, 2000. These were being carried as "in progress" at year end. A few proved undeveloped locations have been identified for drilling in the Laredo area during fiscal 2000 and more should be forthcoming.

       A more detailed description related to recent activities as segregated by Columbus' primary areas of operations follows:

South Texas - Laredo Area

       This continues to be the most important operational area where the Company serves as operator of over 100 natural gas wells in various fields that extend from the southern city limits of Laredo to the B. R. Cox field in Jim Hogg County, approximately 80 miles to the south. In this area Columbus owns working interests ranging from 1% to 53% in wells which it operates and less than 10% in the relatively few wells where it does not.

       For the past several years in the area near Laredo, Columbus has, for a good portion of each year, had at least one rig drilling infill, extension, and new fault block locations which had been identified by a 3-D seismic program conducted in 1994-95. During fiscal 1999, only five (1.01 net) gas wells were drilled and completed successfully. In addition, one (.06 net) well was drilled which resulted in a dry hole. The total number of wells was somewhat reduced from past drilling programs of 10 wells in fiscal 1998, 18 in fiscal 1997, and 12 in fiscal 1996.

     In the B. R. Cox field, Columbus continued to postpone all workovers, recompletions, or new drilling because of the failure of the largest working interest owner's willingness or capability to advance their share of the funds required to do the work. Even worse, they would not agree to go non-consent and suffer penalties provided for in the Operating Agreement so we have been stalemated for years. Continued frustration with this "do nothing" stance appears about to be alleviated as that company recently agreed to sell the balance of its properties in this field to another operator. At least now the working interest holders should be able to jointly perform some much needed workovers to reestablish commercial production at several shut-in wells. Also, the group will consider drilling at least one or more wells during fiscal 2000.

El Squared Prospect - Bee County, Texas

     This prospect area is one for which recent drilling activities were discussed in detail above and had previously been described in earlier reports and news releases as one of the most exciting areas for potential reserve accumulation since Columbus' Sralla Road discovery east of Houston in 1990. Currently, leaseholds approximate 5,700 acres in size of which all have been shot with 3- D seismic and Columbus currently owns a 55% working interest (42%
NRI) while three of its drilling associates own working interests which total 20%. An energy company which originated the prospect owns the remaining 25% and its principal owner is also the mineral owner of the prospect's largest individual lease which is almost 2,500 acres in size. As indicated, there was a flurry of calendar year end activity because its expiration date was January 7, 2000. Two successful Slick Sand wells have been completed thereon with each of the wells being inside 320-acre units which overlap so approximately 450 plus acres out of the almost 2,500 acres will be held by production. The balance will probably be allowed to expire because of the lack of a continuous drilling program. Most of this leasehold cost was wiped out by exploratory expense charges in fiscal 1999 as it appears the Massive zones of the Wilcox have pretty much been condemned under the Long lease. Shallower sand development location(s) are within these producing units for the most part.

         Only one working interest well (0.54 net), the Long #2, was actually completed during fiscal 1999 as lower Slick producer while the other two wells were in an "in progress" status at year end. These were the Long #3 (0.75 net
WI) and the Long #4 (0.90 net WI) which were subsequently determined to be unsuccessful exploratory wells as previously discussed following recovery of water in the upper Massive in the Long #4 and cessation of drilling at the Long #3. These cased wellbores are being kept intact for the present in case they might be usable for some other purpose.

         Several leases adjacent to the Long lease have now had their attractiveness eliminated by the Massive Sand being condemned in this "B" fault block. Some of those remaining leases have possibilities of being productive in the Slick/Luling zones of the upper Wilcox and three drillable structures have been identified thus far on remaining acreage in the prospect.

         As mentioned in Current Activities, the proposed farmout which is about to be offered to industry is a separate leasehold block of 1,021 acres. The farmee would acquire 100% of this acreage and related seismic for $160,000 which approximates the actual cost thereof. An initial test well will be required to be drilled to a depth of 12,000 feet to test an upper Massive sand which underlies the "A" fault block and a 352-acre drilling unit has been defined for that purpose. Also, a lower Massive sand structure whose apex lies to the west of this initial test well site is essentially located entirely within this 1,021-acre leasehold block should the farmee desire to drill another wellbore at some future date. Such a test well is not a requirement under the proposed farmout agreement. At such time as the farmee has recovered all of its costs of drilling and completing the initial test well, Columbus, et al, will back in for a 33 1/3% working interest in that drilling unit assuming a successful completion. Because this wildcat location is in an entirely separate fault block and a separate structure on the basinward side of the "A" fault, it is unrelated to the Long #4. This test well will be the second deep test ever to be drilled in this fault block and its structural location is over 300 feet high to the prior well which was drilled in 1977. That initial well had excellent shows of gas in a sand which appears to be the upper Massive but that zone was never perforated and tested because the hole was junked while trying to run production liner. It is expected this farmout well will be drilled during the next few months assuming its terms can be negotiated successfully early in fiscal 2000.

         In addition to the previously planned tests during fiscal 2000 of untested Slick/Luling structures on the remaining leaseholds which are still intact, the structure on which the Long #1 and #2 wells have been completed will require the drilling of a Long #5 wellbore in order to timely and adequately drain the main Slick sand and the lower Slick sand reservoirs. This well site should not only find those two reservoirs at structural positions of 30 feet to 45 feet high to Long #1 but would permit the upper portion of the lower Slick sand to be drained as it was faulted out in the Long #2. Also, the main Slick sand that produced initially in the Long #1 was shut-off by a through tubing bridge plug and needs to be returned to production very soon rather than wait until upper Slick reserves have been depleted in the Long #1. Particularly appealing is the fact the structurally favorable Long #5 location should recover "chimney" gas reserves for that zone as well as the lower Slick. Both producing zones would probably be produced through separate strings of tubing in this single wellbore to facilitate workover operations when required. A combination of the present worth value improvement of accelerating recovery of the gas reserves related to both reservoirs plus their higher structural locations that should recover reserves which might otherwise be lost more than justifies the drilling of this Long #5 location. It was previously proposed but then postponed because of the flurry of year end activity surrounding the testing of the Massive structures on the Long lease.

Sralla Road Field Area - Harris County, Texas

         During fiscal 1999, there was participation in two wells drilled on the south end of this field. One of those wells was in the form of an overriding royalty (0.0022 NRI) in a successful gas well drilled by another operator. Because of the relatively minor amount of acreage that could be contributed to form the 160-acre drilling unit and the wellbore would have to be directionally drilled with no cinch completion, that acreage was farmed out and an overriding royalty retained. A second well, the Johnson/Peace #1, was drilled by that same operator at the southwesternmost end of the field. This proved to be an expensive dry hole as unfortunately the operator attempted to complete same. Columbus contributed its limited acreage owned to this 160-acre drilling unit and fortunately participated for only a 0.086 net working interest. This unit offset to the south Columbus' Jones #1 oil well discovery that was announced in fiscal 1998. That well was placed on production flowing 200 barrels of oil per day in June 1999 after completion of a gas gathering system through a densely populated area. Columbus owns 19% working interest in the Jones #1 well and 5% of the gathering system. Apparently there is a cross fault between the Jones #1 well and the Johnson/Peace #1 dry hole which accounts for the latter being water bearing. This is the first indication of water being present in the Jackson sand in the Sralla Road West Jackson sand field and most probably signals the southwestern extremity of the field has been found.

         The Sralla Road Field area has been a very important asset to Columbus throughout the last decade. This was primarily because of a relatively small, but very prolific, Vicksburg oil field which generated the necessary cash flow which allowed the Company to take risks in extending both the initial Jackson sand field on the downthrown side of the "B" fault as well as on the upside thereof. The very thin (3' to 6') sand thickness found in both Jackson fields required the wells to be drilled on 160 acre spacing to make any economic sense when the costs and risks involved were weighed. There was little room for any dry holes or marginal wells to be drilled yet some were drilled as these fields were being defined. However, a combination of increased gas prices during the 1990's and the recent recovery of crude oil prices has definitely improved the outlook for obtaining a decent rate of return on recent investments during the coming years. Furthermore, without the initial Jackson sand oil discovery having been completed in only four feet of sand at the Davis Oil Unit #1 in 1988, the shallower Vicksburg oil discovery at the offset Davis B-1 would never have been found. One must therefore consider the overall return from the area from every source so the Jackson sand may claim credit for that discovery. Overall, this area proved to be very satisfactory from that standpoint and this field has been Columbus' primary source of field level cash flow for the past ten years.

         About 20 miles east of the Sralla Road field, one of the best gas wells in which the Company owns an interest is located near the famous old Anahuac field in Chambers County, Texas. This well, the Syphrett Heirs #1, was discovered in July, 1997 and has sold around 100 million cubic feet of gas each month since that completion in the Frio 16 sand and is expected to do so for many years to come. Columbus originally owned a larger working interest but as a result of certain "back-ins" that interest approximated about 26% working interest in fiscal 1999. The most recent reserve review indicated that remaining reserves yet to be recovered approximate 4.92 BCF so it is expected that this well will yield a very high production rate for several more years.

Williston Basin Area

         During the latter part of fiscal 1998 and the first half of fiscal 1999 this mature area of operations suffered from crude oil prices that were so ridiculously low that many of the wells which had been profitable had to be shut down as they were essentially being operated for the benefit of royalty owners and the state and local taxing authorities. They would not cover the operating expenses primarily because of pump failures as well as the fact that the principal producing horizons -- the Ordivician Red River formation and the Mississippian Mission Canyon formation -- produce water with the crude oil almost from the beginning of each well's productive life which becomes even a greater factor as the reservoirs approach the latter stages of their economic life. During fiscal 1998, a sizeable reduction was recognized for this area for both the proved producing and proved undeveloped crude oil reserves with essentially all undeveloped locations being eliminated as marginal or uneconomic. Also, the potential structures that had been identified by a 3-D Seismic program were eliminated from further consideration as warranting an exploratory test well. A general provision was made during both 1998 and 1999 in the form of an impairment for undeveloped acreage that probably would not justify a test before expiration of the primary term of the lease.

         When crude oil prices began to recover toward mid-year 1999, an attempt was made to resume operations and all of the wells that had been shut-in. Not unexpectedly, several of the wells showed a reduced productivity of oil as a result of the shut-in period. In the instance of two Red River wells, the water percentage had increased to 100% or to such a high percentage as to be uneconomic. Fortunately, two of these wells, the Ullman #1 and the Young Heirs #4, had porous zones in the shallower Duperow formation which offered promise of being productive of commercial rates of oil and were successfully recompleted in this uphole zone as oil discoveries. While the initial production began at higher rates, both of these wells leveled off to about 50 barrels of oil per day and have settled into what is believed will be the long slow decline which is customary with the various producing formations in this deeper portion of the Williston Basin. Most of the wells the Company owns in this area are at least 20 years old while several are over 30 years old and still are producing from the original zone in which the well was completed. Decline curve history of a majority of these reservoirs appears to settle at less than 5% per year with ultimate well life depending more on the integrity of the production casing against collapse opposite salt sections than on depletion. Also, since there appears to be evidence of a limited water drive in almost all of these fields. Although the production rates of these newly completed discoveries in the Duperow are modest, Columbus owns a substantial 63.7% working interest in the Ullman #2 and a 70.3% working interest in the Young Heirs #4 and their economic well life expectancy at this time could be in the 20 year range barring unforeseen mechanical problems.

         By the end of fiscal 1999, the price of crude oil had recovered to a high enough level and for a sufficient length of time for some of the previously dropped reserves for proved undeveloped locations to be restored. Also, the economic well life of several wells was extended thereby adding to the proved developed producing reserves for those wells which had produced during the two years of low prices as well as for those which had successfully been placed back on production because water production had not rendered them uneconomic or had not been permanently abandoned or recompleted. If crude prices would eventually stabilize in the $25 per barrel range, management would feel more comfortable that a reasonable rate of return could be realized and the proved undeveloped locations could then be drilled. There is sufficient available forecasted cash flow in excess of preliminary budget for the coming year to enable Columbus to add one or more Red River wells and/or several of the shallower Mission Canyon locations.

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

        A very limited amount of the natural gas produced by the Company is being sold at the wellhead under long-term contracts. Following deregulation of natural gas, excesses of domestic supply over demand, plus competition from alternate fuels caused Columbus, through CGSI, to take a much more active role in marketing its own gas along with gas owned by third parties.

        Customers. Sales to four purchasers of crude oil and natural gas, which amounted to more than 10% of the Company's combined revenues for the years ended November 30, 1999, 1998 and 1997, are set forth in Note 3 to Notes to the Consolidated Financial Statements. In the opinion of management, a loss of a customer has not to date, and should not in the future, materially affect the Company since the nature of the oil and gas industry is such that alternative purchasers are normally available on very short notice.

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

Natural Gas Controls

        The Federal Energy Regulatory Commission ("FERC") has issued several rules which encourage sales of gas directly to end users and provides open access to existing pipelines by producers and end users at the highest possible prices that can be negotiated. All price controls were terminated as of January 1, 1993. On April 8, 1992, FERC issued Order No. 636 which has essentially restructured the interstate gas transportation business. The stated purpose of Order 636 was to improve the competitive structure of the pipeline industry and maximize consumer benefits from the competitive wellhead gas market and to assure that the services non-pipeline companies can obtain from pipelines is comparable to the services pipeline companies offer to their customers. Following a rehearing with minimum modification, it was subsequently reissued as FERC Order No. 636A which has led to much more competitive markets. It raised questions about whether gathering systems of interstate pipelines can be sold off and totally escape regulation but in more recent hearings FERC has failed to resolve this issue satisfactorily by suggesting this is a matter for regulatory authorities in various local jurisdictions.

Item 3.  LEGAL PROCEEDINGS

        On October 7, 1998, Columbus was served with a complaint in a lawsuit styled Maris E. Penn, Michael Mattalino, Bruce Davis, and Benjamin T. Willey, Jr. vs. Columbus Energy Corp., Cause No. 98- 44940 in the 55th District Court of Harris County, Texas. The plaintiffs are parties to a September 1994 settlement agreement that provided for the conveyance of overriding royalty interests in leases acquired by Columbus in certain portions of Harris County. Plaintiffs claim Columbus is obligated under the settlement agreement to acquire all leases available within a described portion of Harris County and that Columbus has failed to develop those leases as a reasonably prudent operator. Plaintiffs are claiming damages based upon their alleged right to a 3% overriding royalty interest in leases taken and drilled by third parties within the described area. Discovery is ongoing. Columbus denies all allegations of failure to develop and instructed counsel to vigorously defend this lawsuit. The parties are set for mediation on April 11, 2000 and for trial on May 22, 2000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

        The common stock of Columbus commenced trading on the American Stock Exchange on March 11, 1993. The common stock previously traded on the American Stock Exchange Emerging Companies Marketplace since July 30, 1992. The reported high and low sales prices for the periods ending below were as follows:

                                         High(1)        Low(1)
                                         -------        ------
2000:
  December 1, 1999 through

     January 31, 2000                   $ 5.75        $ 5.50

1999:
  First quarter                         $ 6.75        $ 6.125
  Second quarter                          6.25          5.50
  Third quarter                           6.125         5.68
  Fourth quarter                          6.00          5.25

1998:
  First quarter                         $ 8.18        $ 7.125
  Second quarter                          7.875         7.00
  Third quarter                           7.50          6.375
  Fourth quarter                          6.69          6.25

1997:
  First quarter                         $ 8.00        $ 6.27
  Second quarter                          7.64          6.14
  Third quarter                           7.84          6.82
  Fourth quarter                          8.30          7.05

(1) Price per share amounts have been adjusted for the 10% stock dividend distribution to shareholders of record on February 23, 1998 and the five-for-four stock split on May 27, 1997.

       As of January 31, 2000 the reported closing sales price of Columbus common stock was $5.625 per share.

       As of November 30, 1999, there were approximately 420 holders of record of Columbus' common stock and an estimated 1,000 or more beneficial owners who hold their shares in brokerage accounts.

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

Item 6.  SELECTED FINANCIAL DATA

       The table below sets forth selected historical financial and operating data for the Company and its consolidated subsidiaries for the years indicated. The historical data for each of the years in the five-year period ended November 30, 1999, were derived from the financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. This information is not necessarily indicative of the Company's future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Financial Statements and notes thereto, included elsewhere herein.

                                                                                 Year Ended November 30,
                                                    -------------------------------------------------------------------------------
                                                      1999            1998                1997            1996               1995(a)
                                                      ----            ----                ----            ----               ----
                                                                        (in thousands, except per share data)
Operating data:
  Revenues                                          $11,500        $ 12,094           $15,156           $11,815             $ 9,400
  Loss on asset disposition,
    impairment of long-lived
    properties and abandonments                        (973)         (3,482)           (2,179)             (165)             (3,055)
  Net earnings (loss)                                (1,215)         (1,235)            2,167             2,098              (1,495)
                                                    =======        ========           =======           =======             =======
  Earnings (loss) per
    share(b):

    Basic                                           $  (.31)       $   (.29)          $   .50           $   .50             $  (.35)
                                                    =======        ========           =======           =======             =======
    Diluted                                         $  (.31)       $   (.29)          $   .49           $   .49             $  (.35)
                                                    =======        ========           =======           =======             =======
  Weighted average number of
    common and common equivalent
    shares outstanding(b):
    Basic                                             3,898           4,194             4,299             4,211               4,321
                                                    =======        ========           =======           =======             =======
    Diluted                                           3,898           4,194             4,392             4,259               4,321
                                                    =======        ========           =======           =======             =======
Cash flow data(d):
  Cash from operating activities                    $ 3,258        $  6,258           $ 8,638           $ 5,638             $ 3,929
  Cash used in investing activities                 $(2,336)       $ (6,717)          $(7,294)          $(6,320)            $  (119)
  Cash provided by (used  in)
    financing activities(c)                         $(1,075)       $    605           $  (883)          $   664             $(4,223)
  Cash flow before changes in
    operating assets and liabilities                $ 3,027        $  5,470           $ 9,132           $ 6,340             $ 3,920
  Discretionary cash flow                           $ 5,770        $  6,192           $ 9,672           $ 6,658             $ 4,096
Balance sheet data:
  Total assets                                      $22,530        $ 23,949           $26,135           $21,625             $18,321
  Long-term debt, excluding
    current maturities - bank debt                  $ 5,500        $  4,900           $ 2,200           $ 2,200             $ 1,600
  Stockholders' equity                              $12,798        $ 15,264           $17,958           $16,225             $13,186


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

Liquidity and Capital Resources

    By mid-1999 crude oil prices had begun to recover after two years of dismal prices. Natural gas prices also had a similar recovery from lower prices during the winter of 1998/1999. The Company's natural gas prices averaged 5% higher than in 1998 while annual production was down 9% compared to 1998 for reasons discussed later. Improved prices did not fully offset the 24% decline in crude oil production which resulted in lower revenues. Fiscal 1999 had substantially higher exploration expenses but lower impairment charges so that the 1999 net loss approximated that of 1998. Such charges in 1999 totaled $4,044,000 which, after being tax effected, reduced net earnings by $2,790,000, or $0.72 per share which thereby created a net loss of $1,215,000, or $0.31 per share. During 1998 exploration charges of $722,000 and impairment charges of $3,482,000 were primarily responsible for the net loss of $1,235,000, or $0.29 per share. Low crude oil prices during the 1998 fiscal year contributed to the impairments and essentially eliminated drilling for crude oil production and reserves. Average shares outstanding for fiscal 1999 were only 3,898,000 compared to 4,194,000 last year. Discretionary Cash Flow in 1999 of $5,770,000 was 7% lower than 1998's because of lower gross revenues and oil and gas sales.

     As of the end of 1999, shareholders' equity decreased to $12,798,000 compared to $15,264,000 at November 30, 1998 as a result of the exploration and impairment charges along with repurchases of treasury shares. Positive working capital was $1,169,000 at year end which, when combined with the Company's anticipated cash flow for 2000, should provide sufficient funds for the capital expenditure program during fiscal 2000 which will continue to be directed toward onshore exploratory drilling in the lower Gulf Coast area including activity on existing El Squared prospect leaseholds. The unused portion of the $10,000,000 bank credit facility has previously been primarily targeted by management for acquisitions of oil and gas properties, but can be used for any legal corporate purpose and also is available should unforeseen capital expenditures arise during 2000 as a result of exploratory success.

    Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be determined after giving effect to working capital changes. Accordingly, GAAP's net cash provided from operating activities has fluctuated widely from $3,300,000 to $8,600,000 during the last three years but, when coupled with use of the Company's credit facility, still provided sufficient liquidity to fund those three years' oil and gas capital expenditures, treasury share repurchases, and limited purchases of fractional working interests in existing properties.

    As regularly noted in prior reports, management places greater reliance upon an important alternative method of computing cash flow which is generally known as Discretionary Cash Flow ("DCF"). DCF is not in accordance with GAAP but is commonly used in the industry as this method calculates cash flow before working capital changes or deduction of exploration expenses since the latter can be increased or decreased at management's discretion. DCF is often used by successful efforts companies to compare their cash flow results with those independent energy companies who use the full cost accounting method where exploration expenses are capitalized and do not immediately adversely affect either operating cash flow or net earnings. Columbus' DCF for 1999 was $5,770,000 which compared to 1998's $6,192,000 when more shares were outstanding. DCF is calculated without debt retirement being considered but in Columbus' case this does not matter as current bank debt requires no principal payments before August 1, 2001. Interest expense is always deducted before arriving at DCF.

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

    Neither DCF nor operating cash flow before working capital changes is allowed to be substituted for net income or for cash available from operations as defined by GAAP. Furthermore, currently reported cash flows, however defined, are not necessarily indicative that there will be sufficient funds for all future cash requirements. For 1999 and 1997 GAAP cash flow was lower than DCF and for 1998 it was the opposite.

    At the present time the Company has partially hedged its crude oil prices. Therefore, the Company's natural gas revenues are fully exposed and a portion of its crude oil revenues are exposed to risk of very low prices such as existed during fiscal 1998 and 1999's first half.

    Columbus periodically hedges both natural gas and crude oil prices by entering into "swaps". The swap is matched against the calendar monthly average price on the NYMEX and settled monthly. Revenues were decreased when the market price at settlement exceeded the contract swap price or increased when the contract swap price exceeded the market price. There was no hedging activity in fiscal 1998. The following table shows the results of these swaps:

                                                        Increase (decrease) in
                                                         oil and gas revenues
                        Volume                          ----------------------
Description             per mo.          Period           1999          1997
-----------             -------          ------           ----          ----
                    (Mmbtu or bbl)

Natural Gas
-----------
$2.20/Mmbtu               60,000        3/97-10/97                   $(86,400)

Crude Oil
---------
Collar with $17.50/
  bbl floor and
  $22.25/bbl ceiling       7,500        9/99- 8/00      $(34,000)
$21.17/bbl                10,000       11/96-10/97                   $  8,900
$17.25/bbl with
  $19.50/bbl cap          10,000        1/96-12/96                   $(22,500)

      The Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk which are entered into in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involved, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets.

      The Company had a crude oil hedge outstanding as of November 30, 1999 by using a costless "collar" on 7,500 barrels per month for the 12 months from September 1, 1999 through August 31, 2000. This "collar" is settled monthly against the calendar monthly average price on the NYMEX with a $17.50 per barrel floor and $22.25 per barrel ceiling. For any average price below or above those prices Columbus receives or pays the difference which increases or reduces oil revenues each month in which this occurs. For the two months of December, 1999 and January, 2000, oil sales would have been $65,000 higher if this hedge had not been in place because oil prices exceeded the $22.25 ceiling price. For the remaining period of February through August 2000 using the prevailing price as of January 31, 2000 for each of the months, the settlement value the Company would owe is $158,000 which would also reduce crude oil sales.

      Columbus had outstanding borrowings of $5,500,000 as of November 30, 1999 against its $10,000,000 line of credit with Norwest Bank Denver, N.A. which is collateralized by its oil and gas properties. At the end of 1999, the ratio of net long-term debt (debt less working capital) to shareholders' equity was 0.34 and to total assets was 0.19. The outstanding debt used a LIBOR option with an average interest rate of 7.0%. Subsequent to year end through January 31, 2000, the debt was increased by $200,000 to $5,700,000. The net increase (or decrease) in long-term debt directly affects cash flows from financing activities as do the purchase of treasury shares and proceeds from the exercise of stock options. For the Company's floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of the Company's debt approximates its fair value.

      Working capital at 1999 year end remained positive at $1,169,000 compared to $1,556,000 at November 30, 1998. This was achieved despite capital expenditures of $2,153,000 for additions to oil and gas properties along with record exploration expenses plus purchase 300,538 shares of treasury stock for $1,836,000 during the year.

      The Company has been authorized by its Board of Directors to repurchase its common shares from the market at various prices during the last several years. Those repurchases are summarized as follows:

                             Number of Shares
       Fiscal year     ---------------------------    Average
       repurchased     As purchased      Restated*     price*
       -----------     ------------      ---------    -------
          1997            158,000         197,863      $6.92
          1998            352,750         357,715      $7.07
          1999            300,538         300,538      $6.08

       *Restated for stock split and stock dividends

      As of November 30, 1999 a total of 73,384 shares remained to be purchased from the most recent authorizations to repurchase shares at a price not to exceed $6.00 per share. As of January 31, 2000, 45,000 of those shares have subsequently been acquired at an average price of $5.61 per share.

      During 1999, capital expenditures actually incurred for oil and gas properties totaled $2,153,000 (excludes costs of exploratory dry holes included in exploration expense) which amount differs from the capital expenditure shown in the Consolidated Statement of Cash Flows. The latter also includes cash payments made during 1999 for 1998 expenditures incurred but not yet paid as of 1998's year end. Similarly, there were expenditures accrued in 1999 that will not be actually paid until 2000. These were primarily related to the exploratory program in the Texas Gulf Coast area.

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

      The Company upgraded its major system computer software in 1997 to a new release of a major software vendor that the vendor represented was compliant with the year 2000. Columbus completed before year-end 1999 its review of other less important systems as well as its significant suppliers, purchasers, and transporters of oil and gas to determine the extent to which the Company might be vulnerable to other failures and what the impact might be on its operations.

      The Company's interest in wells operated by other companies was not considered to be as important but management attempted to determine if those companies were ready for the year 2000. The Company uses outside services for payroll and medical benefits processing and those companies provided updates to their software that they represented were year 2000 compliant. The Company is also somewhat dependent upon personal computers as well as certain spreadsheet and word processing software programs which may not have been year 2000 compliant. Evaluations were made to establish which of those systems were critical and a few personal computers and software programs were replaced at a cost of less than $10,000.

      The Company also relies on non-information technology systems, such as office telephones, facsimile machines, air conditioning, heating and elevators in its leased office space, which may have embedded technology such as micro controllers and are generally outside of its control to assess or remedy.

      As previously disclosed, the major system computer software upgrade performed in 1997 cost $16,000 and personal computer upgrades cost less than $10,000. This represented the costs required to meet the Company's goal of being year 2000 ready for mission-critical systems. The Company did not believe that any loss of revenue would occur as a result of the year 2000 problem. The Company did not established a contingency plan because it believed all major issues had been addressed.

      As of the date of this report in the year 2000 the Company has not experienced any year 2000 failures or problems that have affected its computer systems, operations, revenues, benefits processing or non-information technology systems. Should any year 2000 failures occur we will address them at that time.

Results of Operations

      The Company's 1999 gross revenues of $11.5 million were 5% below 1998's and was attributable to lower sales volumes because higher prices were received for both natural gas and crude oil. The Company's 1998 gross revenues of $12.1 million were 20% below 1997's primarily because of significantly lower prices. During 1998 low crude oil prices resulted in over one-half of the Company's operated wells in the Williston Basin being uneconomic which were either shut down or operated only a few days each month and this continued during 1999's first half.

       The operating loss in 1999 was almost entirely due to record exploration expense charges and impairments of $4,044,000 because gross revenues were only slightly lower than 1998's. Lease operating costs, depreciation and amortization and general and administrative expenses were all lower. The operating loss of $1,706,000 in 1998 was a direct result of a significant increase in impairments, lower revenues due to prices plus higher lease operating expenses and exploration costs compared with 1997. Operating income of $3,766,000 in 1997 represented an improvement of only 5% over 1996 and excluding the exploratory charges and impairment provisions, this would have been a 59% improvement.

      The 1999 net loss of $1,215,000 was caused by the factors previously discussed as well as increased interest and litigation expense. The 1998 net loss of $1,235,000 was primarily attributable to the impairment expense although all of the factors previously discussed contributed to this result. Net earnings during 1997 set a new high from U.S. only operations of $2,167,000 which surpassed 1996 earnings of $2,098,000. Had there not been the extremely high non-cash impairment provisions during 1997, record net earnings would have surpassed earlier years' results which also included Canadian operations.

Impairments

      The 1999 pre-tax, non-cash impairment loss of $973,000 included $503,000 that was recorded during the second quarter with the balance added at year end. The initial improvement in crude oil prices toward the end of the second quarter was insufficient at that time to justify restoration of previously written down proved undeveloped reserves in one of the Williston Basin's cost pools which had led to that pool's impairment charge equal to a shortfall of $253,000 between remaining book value of the pool and the current fair market value of its reserves. Elsewhere, an unexpected influx of water in natural gas wells in the shallow Heidi property in Jim Wells County, Texas brought about premature abandonment of producing zones and associated natural gas reserves. This contributed a pre-tax, non-cash impairment of $250,000 of the mid-year charge.

      As of 1999's fiscal year end, an impairment of $270,000 was recorded for one successful efforts pool in Texas where a significant reduction in total reserve quantities and future net cash flows became evident due to its producing/pressure performance. Also, there was a charge of $200,000 for an anticipated loss in value of undeveloped acreage following exploratory dry holes at the El Squared project and in Oklahoma.

      During fiscal 1998, the non-cash impairment loss of $3,482,000 was recognized during the first and fourth quarters with provisions of $2,816,000 and $666,000 respectively. The primary cause for each was the continued low crude oil prices which had showed signs of recovery on occasions throughout the year but had again retreated to the lows by year end. This resulted in a significant reduction for total reserve quantities which are based on the SEC calculation method using constant prices. Therefore, carrying values of remaining unamortized costs in several successful efforts pools continued to exceed resultant undiscounted future net cash flows even if determined using somewhat higher crude prices than were currently being realized. Several property pools were initially written down as of the end of the first quarter to a fair value based on an assumption that the average future crude oil price over the life of reserves would be $18.75 per barrel, which was subsequently lowered to $14 at year end based on bearish longer term sentiments expressed by many noted experts. The actual $11.50 year-end price calculation eliminated certain proved undeveloped locations as no longer being economic and further shortened the economic productive life and reserves of most oil wells. Using a $14 price over the life of the reserves still required an additional non-cash impairment for the 1998 fourth quarter of $666,000.

      A $400,000 charge in 1998 which was provided during the first quarter was for probable loss in value of undeveloped acreage and abandonments of leaseholds located primarily in Louisiana. This was in addition to $200,000 similarly reserved in 1997. A Louisiana Austin Chalk horizontal well, the Morrow #23-H, had reserves originally assigned to a contemplated extension of the then current downdip lateral. However, those reserves were eliminated by price and performance which contributed heavily to the first quarter provision. Also, because of added costs related to the necessary recompletion workover required to place the updip lateral on production, this operation was deferred. Although economic at a $14 per barrel crude oil price, such a recompletion was postponed for a minimum of two more years in anticipation that better prices would favorably alter the present worth of those reserves. This circumstance also contributed to the fourth quarter provisions.

      The non-cash impairment loss of $243,000 for 1997 was recognized for certain Oklahoma development oil and gas wells completed in prior years which had become marginal. During the third quarter of 1997, despite the fact that a production test of the Morrow #23-1H had not yet occurred, management also chose to write off as impaired certain small leaseholds within the acreage block where the possibility of putting together a drilling unit before expiration appeared rather remote. Also included were certain leaseholds where annual rentals were already due or about to become due. Those non-cash write downs equaled $251,000 which brought the total impairment provision during the third quarter of 1997 to $494,000.

      As fiscal 1997 ended, it had become apparent that with continued increasing water cuts, the Morrow #23-1H's oil production rates would probably be less than the initial potential tests had indicated. Accordingly, 1997's year-end proved reserves attributable to both horizontal legs were reduced which created additional impairment charges of $1,140,000 related to that Louisiana well and $84,000 to related leaseholds. Also, a general provision of $200,000 against all undeveloped leaseholds was recorded in anticipation that it was very likely that additional development probably could not be completed prior to lease expirations. Also, two oil wells in Oklahoma failed to respond to attempts to eliminate shifting frac sand from halting production. These were charged with additional impairment of $260,000 of the total 1997 year end amount even though the wells had not been abandoned permanently. Another attempt at production is expected during fiscal 2000 when better crude prices are available which support drilling horizontally to reduce the shifting frac sand and formation sand problem since a potentially profitable oil reservoir is believed to exist.

Oil and Gas Operations

      The following discussion of the Company's oil and gas operations is based upon the tables of production and average prices shown under the caption Item 2, "Oil and Gas Properties" and "Production".

      The changes in the components of oil and gas revenues during the periods presented are summarized as follows:

                                                Production
                             Price Change    Quantity Change     Revenue Change
                             ------------    ---------------     --------------
1999 vs. 1998
      Gas                        5 %                (9)%                (6)%
      Oil                       26 %               (24)%                (5)%

1998 vs. 1997
      Gas                      (18)%                 4 %               (14)%
      Oil                      (33)%               (11)%               (40)%

      Natural gas revenues for fiscal 1999 compared to 1998 decreased 6% as a result of a 9% decrease in production and despite a 5% increase in average prices. Average gas prices improved from somewhat depressed 1998 prices which had resulted from a warm winter and a high level of inventory of storage gas. Production volumes for 1999 decreased as a result of production declines not fully offset by production from newly completed development wells and from a lack of exploratory successes.

      Oil revenues for 1999 were down 5% from 1998 as a result of a 26% increase in the average price received because sales volumes were 24% lower. Oil revenues and average prices for 1999 were also reduced by $34,000 ($.20 per barrel) due to hedging activity while no oil hedges existed in 1998. Oil production has declined steadily commensurate with a lack of development drilling activity because of depressed oil prices. However, one exploratory oil well in Harris County, Texas, drilled during 1998, was finally hooked-up to a gas line and commenced flowing 200 barrels per day with associated gas during June 1999. Columbus owns a 19.5% working interest.

      Columbus' 1999 sales volumes of natural gas averaged 8,751 Mcf per day while oil and liquids sales declined to 456 barrels per day. This equates to daily production of 1,915 barrels of oil equivalent (BOE) which was down 14% from the record 2,223 BOE during 1998.

      A ratio of oil versus natural gas production during 1999 reveals that the Company now realizes approximately 76% of its production from natural gas. Such a high percentage is in keeping with expected results commensurate with the change in emphasis by management during the last several years toward exploring for and developing natural gas reserves.

      Natural gas revenues for 1998 decreased 14% compared to 1997 primarily as a result of lower prices which more than offset improved gas production from new wells in the Texas Gulf Coast area. These new discoveries had mitigated a normal annual production decline plus the sale of a Berry R. Cox field property in Texas during fourth quarter 1997. Average prices for natural gas in 1998 decreased 18% compared to 1997 as a result of reduced demand from both a warm winter and the highest percentage of storage refill ever accomplished. Gas revenues for 1997 were reduced by $86,400 ($.03 per Mcf) from swaps of natural gas.

      Oil revenues for 1998 versus 1997 were down by a significant 40% as a result of a substantial 33% decrease in the average price along with a lower sales volume of 11% which reflected a very sharp decline related to a 90%-owned Montana oil well. This well had been recompleted in a new zone uphole during 1997's third quarter and contributed most of its initial flush production for the last few months of that year. Furthermore, during 1998's third quarter, several oil wells which had been marginal because of low prices were shut down and any well which had pump or tubing problems was not repaired nor any workovers performed. Unfortunately no crude oil swap existed during 1998 to offer protection from that price debacle because one was in place during a portion of 1997 when prices were high which reduced revenues. Oil revenues for 1997 were decreased by $13,600 ($.06 per barrel) from crude oil swaps.

      U.S. oil prices have fluctuated for several years similar to the same wide swings experienced in world crude oil prices. From the beginning of 1997, world and U.S. crude oil prices steadily softened from almost $23.00 per barrel with the decline continuing unabated throughout fiscal 1998 and reached a year end price of $11.50 per barrel. Crude oil prices finally began to show recovery late in 1999's second quarter and have since accelerated during the third and fourth quarters reaching approximately $26.00 per barrel by year-end.

      Lease operating expenses for 1999 were 11% lower than 1998's. Expensive workovers and replacements of downhole and surface equipment on older wells occurred earlier in 1998 while several of those older wells remained shut-in during 1999's first half. Lease operating expenses increased 16% in 1998 over 1997 because of expensive workovers along with downhole and surface equipment replacements on several older wells. Lease operating costs on a barrel of oil equivalent basis for 1999 approximated $2.72 compared to $2.63 in 1998 and $2.27 for 1997. Operating costs as a percentage of revenues were 19% in 1999 compared to 20% in 1998 which had both lower unit prices and higher costs. During 1997 costs were only 13% due to increased production and commodity prices when compared with 1998 or 1999.

      Production and property taxes approximated 10% of revenues in 1999 and 1998 and 9% of revenues in 1997. These vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since several of the local jurisdiction's property taxes are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

Operating and Management Services

      This segment of the Company's business is comprised of operations and services conducted on behalf of third parties including compressor rentals and salt water disposal facilities. Operating and management services revenue has increased in each of the last three years.

      Operating and management services profit was $502,000 for 1999 up substantially from the $276,000 for 1998 and the $349,000 for 1997. The 1999 profit benefited from an increase in operated wells plus an ownership increase from 50% to 100% in four compressors operating in South Texas although profits therefrom were adversely affected by significant compressor repairs. During 1999 the Company's contract operator services in the B. R. Cox field contributed $100,000 to operating and management services income and profit but this is expected to be terminated in fiscal 2000. The 1998 profit was lower as a result of unusually high 1998 workover expenses required to clean out sand from the well bore of a salt water disposal well in Texas although 1998's second half revenue did show improvement with the increase in well activity along with the aforementioned increased ownership interest in the four compressors.

Interest Income

      Interest income is earned primarily from short-term investments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income declined in 1999 to $100,000 compared to 1998's $141,000 as a result of reduced short-term interest rates and a lower amount of investments. Likewise 1998 was lower than the $147,000 for 1997 for the same reasons.

General and Administrative Expenses

      General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category.

      The Company's general and administrative expenses for 1999 were 9% less than last year and would have been even greater except for total phase out during the second quarter of 1999 of reimbursement for management services provided Resources. This had the effect of increasing costs by the amount credits of $33,000 for 1999 were lower than $218,000 for 1998. Salary expenses were comparable in 1999 and 1998 because increases were granted effective December 1, 1998 for non-officer employees while officer salaries remained unchanged and incentive compensation and bonuses were reduced in 1999. Such bonuses are discretionary and directly related to the Company's performance during a prior year. These amounted to only $80,000 ($58,000 non-cash) for 1999. Higher medical claims in 1999 under the Company's self-insured plan raised expenses. A one-time charge for a retirement pay accrual of $111,000 was approved by the Board of Directors during 1999 for one officer and has been reported as a separate line item.

      One of the Company's working interest owners is now disputing its 25% participation in the Long #4 well in Texas after paying $90,000 of approximately $300,000 of its share of drilling costs. This dispute came after the well was determined to be a dry hole. In the Company's opinion, the claim is groundless but in the short- term will affect the collectability of its joint interest receivable.

      The Company's general and administrative expenses for 1998 were 7% higher than fiscal 1997 due primarily to higher medical claims and increased incentive bonuses which totaled $273,000 ($153,000 non-cash) as of May, 1998 compared to $220,000 ($70,000 non-cash) in May, 1997. Also, some 1998 cost increases resulted from salary adjustments granted effective December 1, 1997 for non-officer employees as well as the May 1, 1998 raises for officers. Medical claims under the Company's self-insured plan vary from year to year with no discernible pattern. For 1998 legal and accounting expenses decreased from 1997 which had included costs related to a registration statement filing which was canceled.

      Reimbursement for services provided by Columbus officers and employees for managing Resources and providing services has had the net effect of reducing overall general and administrative expenses. These amounted to $33,000 in 1999, $218,000 for 1998 and $255,000 for 1997.

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

      Total charges for depletion expense for oil and gas properties was lower in 1999 compared to 1998 as a result of decreased units of production, especially in higher rate pools, and despite additional development expenditures. This expense item for 1998 was higher than in 1997 as a result of increased production plus added development expenditures during the intervening period and a reduction in reserves in several cost pools.

      During 1999 the depletion rate was $4.69 per barrel of oil equivalent ("BOE") or $.79 per thousand cubic feet of gas equivalent ("Mcfe") compared to 1998's rate of $4.64 per BOE ($.77 per Mcfe). The depletion and depreciation rate for fiscal 1998 increased over 1997 because of 1998's reduced crude oil reserves in certain cost pools and an exceptionally low $3.91 per BOE ($.65 per Mcfe) recorded for fiscal 1997.

      Effective October 1, 1997 the Company sold fractional working interests in seven wells in the Berry Cox field in Texas for cash proceeds of $750,000. These wells were a part of a larger pool of properties in the general Laredo area and so those sale proceeds reduced the carrying costs of the successful efforts pool and no book gain or loss was recognized.

Exploration Expense

      In general, the exploration expense category includes the cost of Company-wide efforts to acquire and explore new prospective areas. The successful efforts method of accounting for oil and gas properties requires expensing the costs of unsuccessful exploratory wells including associated leaseholds. Other exploratory charges such as seismic and geological costs must also be immediately expensed regardless of whether a prospect is ultimately proved to be successful. All such exploration charges not only decrease net earnings but also reduce reported GAAP cash flow from operations even though they are discretionary expenses; however, such charges are added back for purposes of determining DCF which is why it more nearly tracks cash flow reported by full cost accounting companies which capitalize such costs.

      Exploration charges of $3,071,000 for 1999 were a record and far in excess of 1998's $722,000. Costs for 1999 included $1,443,000 to initially drill and eventually deepen the Long #3 exploratory well in the El Squared prospect. The Long #3 wellbore had drilling ceased and was abandoned in January 2000 for yet a second time when the Long #4 well failed to find commercial natural gas reserves in the upper Massive zone of the middle Wilcox. Long #4 well dry hole costs totaled $911,000 as of year end which included associated leaseholds which were also expensed. Seismic interpretation costs of $72,000 in the El Squared prospect in Texas were expensed. During fiscal 1999 an additional $453,000 was expensed for participation in five other exploratory dry holes. Subsequent to fiscal year end about $1,200,000 was further incurred while drilling and eventually abandoning the Long #3 and #4 wells. This amount will be recognized as an exploration expense during first quarter of fiscal year 2000.

      Whenever a company using the successful efforts method of accounting is involved in an exploratory program that represents a significant part of its budget, it is automatically subjected to the risk that net earnings for any given quarter or year will be impacted negatively by wildcat dry holes. The numerous exploratory well bores involved at Columbus' El Squared Prospect that have already been or will be required to be drilled to properly evaluate the various fault blocks and/or potential producing horizons certainly fit that circumstance. Shareholders have been forewarned that net earnings and GAAP cash flow may not be truly indicative of the Company's operational activity. This is why management suggests that shareholders may wish to follow its own assessment of placing more emphasis on DCF from year to year and ignore net earnings. Comparing EGY's results with other company's net earnings or cash flows when they use the full cost accounting method is unrealistic and ill advised because they capitalize such exploratory costs.

      Exploration expense for 1998 of $722,000 included two exploratory dry holes in the S.E. Froid area in Montana where $209,000 was expensed while in the Texas Gulf Coast area a second dry hole cost $142,000. No exploratory oil wells could be justified during 1998 on any of its 3-D seismic structures mapped on its Williston Basin leasehold blocks in Montana until crude oil prices showed significant improvement. Early in 1998 3-D seismic costs of $135,000 had been incurred in this area in anticipation there would be an improvement in crude oil prices during the year and before leasehold expirations occurred during 1999.

      Exploration charges for 1997 were $540,000. These included $224,000 of 3-D seismic costs incurred in the S.E. Froid area in Montana in an attempt to locate new exploratory well sites plus $73,000 incurred for drilling a non-commercial exploratory oil well.

Litigation Expense

      The litigation expense in 1999 and 1998 relates to the Maris E. Penn, et al lawsuit previously described.

Interest Expense

      Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average amount outstanding has been higher during 1999 than in 1998. The average bank interest rate paid for debt in 1999, 1998 and 1997 was 6.6%, 7.1%, and 7.1%, respectively.

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

      As a result of available net operating loss carryforwards, the Company's Federal income tax obligations have been limited to "alternative minimum tax" so that the Company has had current Federal and state taxes payable of 2% to 3% of pre-tax earnings. For use in fiscal 1999, the Company has a net operating loss carryforward from 1995 and operating loss carryforwards remaining from periods prior to the Section 382 ownership changes. Utilization of those latter benefits are limited to $1,707,000 for fiscal 1999, which expire if not used, and $904,000 in fiscal 2000. The significant exploration costs incurred during 1999 and first quarter of fiscal 2000 will reduce taxable income and may result in net operating losses expiring before they are utilized. The Company's current Federal tax provision and liability might increase after fiscal 2000 unless an active drilling program is maintained. In addition, the Company pays state income taxes in some states.

      During 1999, the net deferred tax asset increased to $1,137,000 which was comprised of $200,000 current portion and $937,000 long- term asset. The valuation allowance had a net reduction of $122,000 from 1998 to November 30, 1999. A deduction of $12,000 for the benefit of disqualifying disposition of incentive stock options was added to additional paid-in capital.

      During 1998, the net deferred tax asset was $210,000 and is comprised of a $327,000 current portion and a $117,000 long-term tax liability. The valuation allowance was decreased by a net $35,000. A deduction of $156,000 for the benefit of stock options that were exercised was added to additional paid-in capital.

New Accounting Pronouncements

     In June 1999, the FASB issued SFAS No. 137 which deferred the effective date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to fiscal years beginning after June 15, 2000. The Company must apply this statement no later than its fiscal year beginning December 1, 2000. SFAS No. 133 requires recording all derivative instruments as assets or liabilities measured at fair value. This Statement is not expected to materially affect the Company's financial statements.

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

      In recent years, oil and natural gas prices have fluctuated widely so the Company's results of operations and cash flow have been inordinately affected. Oil and gas prices have also been somewhat influenced by regulation by various governmental agencies, by the world economy, and by world politics. Operating expenses have been relatively stable but, when analyzed as a percentage of revenues, may be distorted because they become a larger percentage of revenues when lower product prices prevail. Drilling and equipment costs have risen noticeably in the last three years. Competition in the industry can significantly affect the cost of acquiring leases, although in the past decade competition has lessened as more operators have withdrawn from active exploration programs. Inflation, as well as a recessionary period, can cause significant swings in the interest rates the Company pays on bank borrowings. These factors are anticipated to continue to affect the Company's operations, both positively and negatively, for the foreseeable future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to interest rate risk and commodity price risk is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity and Capital Resources". The Company has no exposure to foreign currency exchange rate risks or to any other market risks.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  report  of  independent   accountants  and   consolidated   financial
statements listed in the accompanying index are filed as part of this report. See Index to Consolidated Financial Statements on page 46.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Items 10 and 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT AND EXECUTIVE COMPENSATION

      A definitive proxy statement related to the 2000 Annual Meeting of Stockholders of Columbus Energy Corp. will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Nominees for Election of Directors," "Executive Officers of the Company," and "Executive Compensation" is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required is set forth under the caption "Voting Securities and Principal Holders Thereof" in the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a)    Financial statements and schedules included in this report:

          See "Index to Consolidated Financial Statements" on page 46.

       All schedules are omitted since either the required information is set forth in the financial statements or in the notes thereto or the information called for is not present in the accounts or is not required under the exception stated in Rule 5.04.

(b)  Reports on Form 8-K:

       The following reports on Form 8-K were filed on behalf of the Registrant since the third quarter of fiscal 1999:

          None

(c)  Exhibits:

Exhibit No.
-----------
* 3.1 Restated Articles of Incorporation and Amendments thereto to date (Exhibit to Registration Statement No. 33-17885, Exhibit "a" to Form 10-Q dated July 13, 1990 and Exhibit 3(1)(a) to Form 8-K dated May 11, 1995).

* 3.2 Amended By-Laws of Columbus Energy Corp. amended as of May 5, 1999 (Exhibit 3(b) to Form 8-K dated May 5, 1999).

*10.1 Amended and Restated Credit Agreement dated as of October 23, 1996 between Columbus Energy Corp. and Norwest Bank Denver, National Association (Exhibit 10(a) to Registration Statement No. 333-19643 dated January 13, 1997).

*10.2 First Amendment of Credit Agreement dated September 8, 1998 between Columbus Energy Corp. and Norwest Bank Colorado, National Association (Exhibit 10(a) to Form 10-Q dated August 31, 1998).

*10.3 Second Amendment of Credit Agreement dated October 6, 1998 between Columbus Energy Corp. and Norwest Bank Colorado, National Association (Exhibit 10(b) to Form 10-Q dated August 31, 1998).

*10.4 Third Amendment of Credit Agreement dated May 12, 1999 between Columbus Energy Corp. and Norwest Bank Colorado, National Association (Exhibit 10.1 to Form 10-Q dated May 31, 1999).

*10.5        1993 Stock Purchase Plan (Exhibit to Registration Statement
             No. 33-63336).

*10.6        1995 Stock Option Plan (Exhibit 10(k) to Form 8-K dated May
             11, 1995).

*10.7        1985 Stock Option Plan (Exhibit to Registration Statement
             No. 33-17885).

*10.8 1985 Stock Option Plan, Amendment No. 2 dated November 7, 1991 (Exhibit 10(h) to Form 10-K dated November 30, 1991).

*10.9 Separation Pay Policy adopted December 1, 1990 for officers and employees and as amended February 17, 1992 (Exhibit 10(i) to Form 10-K dated November 30, 1991).

*10.10 Form of Indemnity Agreements with directors (Exhibit 10(k) to Registration Statement No. 33-46394).

 22          Subsidiaries of the Registrant.

 23.1        Consent of PricewaterhouseCoopers LLP.

 23.2        Consent of Reed W. Ferrill & Associates, Inc.

 27          Financial Data Schedule

---------------
*Incorporated by reference

                                               COLUMBUS ENERGY CORP.

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         PAGE
                                                                         ----
Report of Independent Accountants                                         47

Financial Statements:
   Consolidated Balance Sheets at
   November 30, 1999 and 1998                                             48

   Consolidated Statements of Operations for the
   years ended November 30, 1999, 1998 and 1997                           50

   Consolidated Statements of Stockholders'
   Equity for the years ended
   November 30, 1999, 1998 and 1997                                       51

   Consolidated Statements of Cash Flows for the
   years ended November 30, 1999, 1998 and 1997                           53

Notes to the Consolidated Financial Statements                            54

                        Report of Independent Accountants



To the Board of Directors and
Stockholders of Columbus Energy Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Columbus Energy Corp. and its subsidiaries at November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Denver, Colorado

February 17, 2000

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                              November 30,
                                       -------------------------
                                       1999                 1998
                                       ----                 ----
                                             (in thousands)


Current assets:
  Cash and cash equivalents            $ 1,850           $ 2,003
  Accounts receivable:
    Joint interest partners              1,780             1,570
    Oil and gas sales                    1,501             1,239
    Allowance for doubtful accounts       (116)             (116)
  Deferred income taxes (Note 5)           200               327
  Inventory of oil field equipment,
    at lower of average cost or market     106                95
  Other                                     80               106
                                       -------           -------

   Total current assets                  5,401             5,224
                                       -------           -------

Deferred income taxes (Note 5)             937                 -

Property and equipment:
  Oil and gas assets, successful
    efforts method (Notes 3 and 4)      36,862            36,039
  Other property and equipment           1,836             1,804
                                       -------           -------

                                        38,698            37,843

  Less:  Accumulated depreciation,
    depletion, amortization and
    valuation allowance
    (Notes 2 and 3)                    (22,506)          (19,118)
                                      --------           -------

    Net property and equipment          16,192            18,725
                                      --------           -------

                                      $ 22,530           $23,949
                                      ========           =======

                                                      (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                 November 30,
                                             ----------------
                                             1999           1998
                                             ----           ----
                                                 (in thousands)


Current liabilities:
  Accounts payable                          $  2,352    $  1,846
  Undistributed oil and gas
    production receipts                          386         317
  Accrued production and property taxes          738         677
  Prepayments from joint interest owners         200         374
  Accrued expenses                               494         415
  Income taxes payable (Note 5)                   30           2
  Other                                           32          37
                                             -------      ------

    Total current liabilities                  4,232       3,668
                                             -------      ------

Long-term bank debt (Note 4)                   5,500       4,900
Deferred income taxes (Note 5)                     -         117

Commitments and contingent liabilities
  (Note 9)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value; none issued             -           -
  Common stock authorized 20,000,000 shares
    of $.20 par value; 4,645,303 shares
    issued in 1999 and 4,611,001 in 1998
    (outstanding 3,800,558 in 1999 and
    4,046,552 in 1998) (Notes 1 and 7)           929         922
  Additional paid-in capital                  20,069      19,656
  Accumulated deficit                         (2,655)     (1,440)
                                             -------     -------
                                              18,343      19,138
Less:
    Treasury stock, at cost (Note 7)
      844,745 shares in 1999 and
      564,449 shares in 1998                  (5,545)     (3,874)
                                             -------     -------
        Total stockholders' equity            12,798      15,264
                                             -------     -------
                                             $22,530     $23,949
                                             =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended November 30,
                                              --------------------------------
                                              1999        1998            1997
                                              ----        ----            ----
                                           (in thousands, except per share data)
Revenues:
  Oil and gas sales                         $10,014     $10,617         $13,815
  Operating and management
    services                                  1,386       1,336           1,176
  Interest income and other                     100         141             165
                                            -------     -------         -------
         Total revenues                      11,500       12,094         15,156
                                            -------      -------        -------

Costs and expenses:
  Lease operating expenses                    1,903        2,140          1,849
  Property and production taxes               1,029        1,080          1,258
  Operating and management

    services                                    884        1,060            827
  General and administrative                  1,336        1,466          1,372
  Depreciation, depletion and
   amortization                               3,400        3,846          3,295
  Impairments                                   973        3,482          2,179
  Exploration expense                         3,071          722            540
  Retirement and separation                     111            -              -
  Litigation expense                            119            4             10
  Loss on sale of assets                          -            -             60
                                            -------      -------        -------
     Total costs and expenses                12,826       13,800         11,390
                                            -------      -------        -------
     Operating income (loss)                 (1,326)      (1,706)         3,766
                                            -------      -------        -------
Other (income) expense:
  Interest                                      373          260            174
  Other                                          62           26             (4)
                                            -------      -------         ------
                                                435          286            170
                                            -------      -------         ------
         Earnings (loss) before
         income taxes                        (1,761)      (1,992)         3,596
  Provision (benefit) for income
     taxes (Note 5)                            (546)        (757)         1,429
                                            -------      -------         ------
            Net earnings (loss)             $(1,215)     $(1,235)       $ 2,167
                                            =======      =======        =======

Earnings (loss) per share (Note 8):
    Basic                                   $  (.31)     $  (.29)       $   .50
                                            =======      =======        =======
    Diluted                                 $  (.31)     $  (.29)       $   .49
                                            =======      =======        =======

Weighted average number of common and
common equivalent shares outstanding:
    Basic                                     3,898        4,194          4,299
                                            =======      =======        =======
    Diluted                                   3,898        4,194          4,392
                                            =======      =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended November 30, 1999

                                                                                  Retained
                                           Common Stock           Additional      Earnings         Treasury Stock
                                    --------------------------     Paid-in     (Accumulated    ---------------------
                                         Shares        Amount       Capital       deficit)       Shares       Amount
                                    -------------  -----------    ----------     --------      ----------    -------
                                                               (dollar amounts in thousands)
Balances,
  December 1, 1996                      3,499,915     $  700       $ 17,361      $    720       344,569     $ (2,556)

Exercise of employee
  stock options                            99,233         20            548             -        13,333         (131)
Purchase of shares                              -          -              -             -       158,014       (1,381)
Shares issued for Stock
  Purchase Plan                             6,996          1             62             -        (1,762)          12
Shares issued for
  Incentive Bonus Plan
  and directors' fees                           -          -             (7)            -       (13,451)         105
Shares issued under
  five-for-four stock
  split                                   885,924        177           (178)            -       107,808            -
Tax benefit of disqualifying
  disposition of incentive
  stock options                                 -          -             76             -             -            -
Income tax benefit of
  loss carryforwards
  arising prior to
  quasi-reorganization                          -          -            262             -             -            -
Net earnings                                    -          -              -         2,167             -            -
                                        ---------     ------        -------       -------        ------      -------

Balances,
  November 30, 1997                     4,492,068        898         18,124         2,887       608,511       (3,951)
                                        ---------     ------        -------       -------       -------      -------

Exercise of employee
  stock options                           109,910         22            592             -        27,193         (229)
Purchase of shares                              -          -              -             -       352,766       (2,550)
Shares issued for Stock
  Purchase Plan                             9,023          2             70             -        (2,275)          16
10% stock dividend                              -          -            492        (3,092)     (386,494)       2,598
Shares issued for
  Incentive Bonus Plan
  and directors' fees                           -          -            (57)            -       (35,252)         242
Tax benefit of stock option
  exercises                                     -          -            215             -             -            -

                                                                                                          (continued)



                              COLUMBUS ENERGY CORP.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (continued)
                   For the Three Years Ended November 30, 1999

                                                                                  Retained
                                           Common Stock           Additional      Earnings         Treasury Stock
                                    --------------------------     Paid-in     (Accumulated    ---------------------
                                         Shares        Amount       Capital       deficit)       Shares       Amount
                                    -------------  -----------    ----------     --------      ----------    -------
                                                               (dollar amounts in thousands)
Income tax benefit of
  loss carryforwards
  arising prior to
  quasi-reorganization                          -     $     -      $   220       $     -              -     $     -
Net loss                                        -           -            -        (1,235)             -           -
                                        ---------     -------      -------       -------        -------     -------

Balances,
  November 30, 1998                     4,611,001         922       19,656        (1,440)       564,449      (3,874)
                                        ---------     -------      -------       -------        -------     -------

Exercise of employee
  stock options                            23,320           5           63             -            855          24
Purchase of shares                              -           -            -             -        300,540      (1,836)
Shares issued for Stock
  Purchase Plan                            10,982           2           66             -         (2,759)         19
Shares issued for
  Incentive Bonus Plan
  and directors' fees                           -           -          (38)            -        (18,340)        122
Tax benefit of stock option
  exercises                                     -           -           12             -              -           -
Income tax benefit of
  loss carryforwards
  arising prior to
  quasi-reorganization                          -           -          310             -              -           -
Net loss                                        -           -            -        (1,215)             -           -
                                         ---------     ------      -------       -------        -------     -------
Balances,
  November 30, 1999                      4,645,303     $  929      $20,069       $(2,655)       844,745     $(5,545)
                                         =========     ======      =======       =======        =======     =======




The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended November 30,
                                                                ----------------------------------
                                                                1999           1998           1997
                                                                ----           ----           ----
                                                                         (in thousands)

Net earnings (loss)                                           $(1,215)       $(1,235)        $ 2,167
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation, depletion, and
     amortization                                               3,400          3,846           3,295
    Impairments and loss on asset dispositions                    973          3,482           2,179
    Deferred income tax provision (benefit)                      (606)          (822)          1,328
    Exploration expense, non-cash portion                         328              9               -
    Other                                                         147            190             163

Changes in operating assets and liabilities:
    Accounts receivable                                          (472)         1,177          (1,554)
    Other current assets                                          (28)            (7)             21
    Accounts payable                                              673           (298)            352
    Undistributed oil and gas production receipts                  69            (76)            339
    Accrued production and property taxes                          61            126              (4)
    Prepayments from joint interest owners                       (174)          (191)            307
    Income taxes payable                                           28             18               9
    Other current liabilities                                      74             39              36
                                                              -------        -------         -------
    Net cash provided by operating activities                   3,258          6,258           8,638
                                                              -------        -------         -------

Cash flows from investing activities:

    Proceeds from sale of assets                                    -             36           1,005
    Additions to oil and gas properties                        (2,291)        (6,642)         (8,172)
    Additions to other assets                                     (45)          (111)           (127)
                                                              -------        -------         -------
    Net cash used in investing activities                      (2,336)        (6,717)         (7,294)
                                                              -------        -------         -------

Cash flows from financing activities:

    Proceeds from long-term debt                                1,300          3,400           3,000
    Reduction in long-term debt                                  (700)          (700)         (3,000)
    Proceeds from exercise of stock options                       161            455             498
    Purchase of treasury stock                                 (1,836)        (2,550)         (1,381)
                                                              -------        -------         -------
    Net cash provided by (used in)
      financing activities                                     (1,075)           605            (883)
                                                              -------        -------         -------

Net increase (decrease) in cash and cash equivalents             (153)           146             461
Cash and cash equivalents at beginning of year                  2,003          1,857           1,396
                                                              -------        -------         -------
Cash and cash equivalents at end of year                      $ 1,850        $ 2,003         $ 1,857
                                                              =======        =======         =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                $   373        $   254         $   182
                                                              =======        =======         =======
      Income taxes, net of refunds                            $    32        $    47         $    91
                                                              =======        =======         =======

Supplemental disclosure of non-cash investing
and financing activities:
    Non-cash compensation expense
      related to common stock                                 $   116        $   190         $    98
                                                              =======        =======         =======
    Use of loss carryforwards credited to
      additional paid-in-capital                              $   310        $   220         $   262
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

(2)      ACCOUNTING POLICIES

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of the significant accounting policies followed by the Company.

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

                              COLUMBUS ENERGY CORP.

         Financial Instruments and Concentrations of Credit Risk

         The Company maintains demand deposit accounts with separate banks in Denver, Colorado. The Company also invests cash in the highest rated commercial paper of large U.S. companies, with maturities not over 30 days, which have minimal risk of loss. At November 30, 1999 and 1998 the Company had investments in commercial paper of $1,300,000 and $1,100,000, respectively. The carrying amounts of accounts receivable and accounts payable approximate their fair values based on the short-term nature of those instruments. The carrying amount of long-term debt approximates fair value because the interest rate on this instrument changes with market interest rates.

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Columbus as operator of jointly-owned oil and gas properties, sells oil and gas production to relatively large U.S. oil and gas purchasers (see Note 3), and pays vendors for oil and gas services. The risk of non-payment by the purchasers, counterparties to the crude oil and natural gas swap agreements or joint owners is considered minimal. The Company does not obtain collateral from its oil and gas purchasers for sales to them. Joint interest receivables are subject to collection under the terms of operating agreements which provide lien rights to the operator.

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

                              COLUMBUS ENERGY CORP.

         Provision for depreciation and depletion of capitalized exploration and development costs are computed on the unit-of- production method based on proved reserves of oil and gas, as estimated by petroleum engineers, on a property by property basis. Unproved properties are assessed periodically to determine whether they are impaired. When impairment occurs, a loss is recognized by providing a valuation allowance. When leases for unproved properties expire, any remaining cost is expensed.

         An impairment loss on oil and gas properties is reported as a component of income from continuing operations. The Company recognizes an impairment loss when the carrying value exceeds the expected undiscounted future net cash flows of each property pool, at which time the property pool is written down to the fair value. Fair value is estimated to be a discounted present value of expected future net cash flows with appropriate risk consideration.

         The Company uses crude oil and natural gas hedges to manage price exposure. Realized gains and losses on the hedges are recognized in oil and gas sales as settlement occurs.

         The Company follows the entitlements method of accounting for balancing of gas production. The Company's gas imbalances are immaterial at November 30, 1999 and 1998.

         Other Property and Equipment

         Other property and equipment consists of compressors, vehicles, office and computer equipment and software. Gains and losses from retirement or replacement of other properties and equipment are included in income. Betterments and renewals are capitalized. Maintenance and repairs are charged to operating expenses. Depreciation of other assets is provided on the straight line method over their estimated useful lives, which range from three to twelve years.

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

                              COLUMBUS ENERGY CORP.

         Earnings Per Share

         Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if options were exercised using the average market price for the Company's stock for the period. Historical average number of shares outstanding and earnings per share have been adjusted for the five-for-four stock split distributed June 16, 1997 to shareholders of record as of May 27, 1997 and the 10% stock dividend distributed March 9, 1998 to shareholders of record as of February 23, 1998.

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

         New Accounting Pronouncements

     In June 1999, the FASB issued SFAS No. 137 which deferred the effective date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to fiscal years beginning after June 15, 2000. The Company must apply this statement no later than its fiscal year beginning December 1, 2000. SFAS No. 133 requires recording all derivative instruments as assets or liabilities measured at fair value. This Statement is not expected to materially affect the Company's financial statements.

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

                    Capitalized Costs Relating to Oil and Gas
                              Producing Activities
                                 (in thousands)

                                                           November 30,
                                                 ----------------------------
                                                   1999                 1998
                                                 -------              -------

         Proved properties                       $36,456              $35,290
         Unproved properties                         406                  749
                                                 -------              -------
                                                  36,862               36,039
         Less accumulated depreciation,
           depletion, amortization and
           valuation allowance                   (21,221)             (17,919)
                                                 -------              -------
         Total net properties                    $15,641              $18,120
                                                 =======              =======


               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities
                                 (in thousands)

                                               Year Ended November 30,
                                          -------------------------------
                                           1999          1998        1997
                                          ------        ------      -----
Property acquisition
  costs:
     Proved                               $    -        $   74      $    -
     Unproved                                226           764         508
Exploration costs                          3,071           722         540
Development costs                          1,927         4,925       9,043
                                          ------        ------      ------
Total costs incurred                      $5,224        $6,485      $10,091
                                          ======        ======      =======

                              COLUMBUS ENERGY CORP.

                 Results of Operations for Producing Activities
                                 (in thousands)

                                          Year Ended November 30,
                                       -----------------------------
                                        1999        1998        1997
                                       ------      ------      -----
Sales                                 $10,014     $10,617      $13,815
Production (lifting)
  costs (a)                             2,932       3,220        3,107
Exploration expenses                    3,071         722          540
Impairment of long-
  lived assets                            973       3,482        2,179
Depreciation
  depletion and
  amortization (b)                      3,301       3,743        3,194
                                      -------     -------       ------
                                         (263)       (550)       4,795

Income tax provision
  (benefit)                               (82)       (209)       1,905
                                      -------     -------       ------
Results of operations
  from producing
  activities
  (excluding overhead
  and interest
  incurred)                           $  (181)    $  (341)      $2,890
                                      =======     =======       ======

(a) Production costs include lease operating expenses, production and property taxes
(b) Amortization expense per equivalent barrel of production:
    1999 - $4.69   1998 - $4.64   1997 - $3.91

         For the years ended November 30, 1999, 1998 and 1997, the Company had the following customers who purchased production equal to more than 10% of its total revenues. The following table shows the amounts purchased by each customer.

                     1999                 1998                1997
              ------------------   ------------------  -------------------
              Amount   % Revenue   Amount   % Revenue   Amount   % Revenue
              ------   ---------   ------   ---------  -------   ---------
Customer A    $1,521     15.2%     $1,652      15.6%   $ 2,956      21.4%
Customer B     4,528     45.2       5,204      49.0      6,536      47.3
Customer C         -        -           -         -      1,395      10.1
Customer D     1,465     14.6       1,321      12.4          -         -

         In the Company's judgment, termination by any purchaser to which its present sales are made would not have a material impact upon its ability to sell its production to another purchaser at similar prices.

                              COLUMBUS ENERGY CORP.

(4)  LONG-TERM DEBT

         The Company has a Credit Agreement ("Agreement") with Norwest Bank Denver, N.A. ("Bank") having a borrowing base of $10,000,000, which is subject to semi-annual redetermination for any increase or decrease. On May 12, 1999 the Credit Agreement was amended to extend the revolving period to July 1, 2001 when it entirely converts to an amortizing term loan which matures July 1, 2005. The credit is collateralized by a first lien on oil and gas properties. The interest rate options are the Bank's prime rate or LIBOR plus 1.50%. In addition, a commitment fee of 1/4 of 1% of the average unused portion of the credit is payable quarterly.

         At November 30, 1999 outstanding borrowings on the revolving line of credit were $5,500,000 and the unused borrowing base available was $4,500,000. The $5,500,000 bears interest at LIBOR rate of 5.51% plus 1.50%.

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

         The scheduled payments of long-term debt for the years ending November 30 are as follows (in thousands):

                       2001                      $   458
                       2002                        1,375
                       2003                        1,375
                       2004                        1,375
                       2005                          917
                                                 -------
                                Total            $ 5,500
                                                 =======

                              COLUMBUS ENERGY CORP.

(5)      INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):

                                           1999         1998        1997
                                           ----         ----        ----
         Current:
            Federal                        $   28       $    -     $   13
            State                              32           65         88
                                           ------       ------     ------
                                               60           65        101
                                           ------       ------     ------
         Deferred:
            Federal                          (582)        (789)       942
            Use of loss carryforwards           -            -        347
         State                                (24)         (33)        39
                                           ------       ------     ------
                                             (606)        (822)     1,328
                                           ------       ------     ------
         Total income tax
            provision (benefit)           $  (546)      $ (757)    $1,429
                                          =======       ======     ======

         Total tax provision has resulted in effective tax rates which differ from the statutory Federal income tax rates. The reasons for these differences are:

                                            Percent of Pretax Earnings
                                    ----------------------------------------
                                    1999              1998              1997
                                    ----              ----              ----
         U.S. statutory rate        (34)%             (34)%              34 %
         State income taxes           1                 2                 2
         Change in valuation
           allowance                  -                (4)                2
         Other                        2                (2)                2
                                    ---               ---               ---
         Effective rate             (31)%             (38)%              40 %
                                    ===               ===               ===

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

         During fiscal 1999, certain tax assets (shown in the table below) were utilized and the valuation allowance was decreased during the year by $122,000. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were as follows (in thousands):

                                                                       Current Year
                                                              --------------------------------
                                               Dec. 1,        Stockholders'        Operations/         Nov. 30,
                                                1998              Equity              Other              1999
                                              --------        ------------         -----------          ------
Deferred tax assets:
  Pre-1987 loss carryforwards                  $1,049             $   -              $ (609)            $  440
  Post-1987 loss carryforwards                    615                 -                   2                617
  Percentage depletion
    carryforwards                               1,478                 -                 172              1,650
  State income tax loss
    carryforwards                                 118                 -                   6                124
  Other                                           329                 -                  58                387
                                               ------             -----               -----             ------
                  Total                         3,589                 -                (371)             3,218
    Valuation allowance (long-term)            (1,408)              310(a)             (188)            (1,286)
                                               ------             -----               -----             ------
         Deferred tax assets                    2,181               310                (559)             1,932
                                               ------             -----               -----             ------
  Tax benefit of stock option
    exercises                                       -                12(a)              (12)                 -
                                               ------             -----              ------             ------
Deferred tax liabilities-
  Depreciation, depletion and
    amortization and other                     (1,971)                -               1,176               (795)
                                               ------             -----              ------             ------
    Net tax asset                              $  210             $ 322              $   605            $1,137
                                               ======             =====              =======            ======


(a)  Credited to additional paid-in capital.

                              COLUMBUS ENERGY CORP.

         The Company has approximate net operating loss carryforwards (in thousands) available at November 30, 1999 as follows:

                                                        Net
                  Expiration Year                  Operating Loss
                  ---------------                  --------------
                       2000                           $   904
                       2001                               387
                       2003                               105
                       2004                               115
                       2010                             1,593
                                                      -------
                                                      $ 3,104
                                                      =======

         For Alternative Minimum Tax purposes the Company had net operating loss carryforwards of approximately $3,219,000 as of November 30, 1999. The Company also has percentage depletion carryforwards of $4,344,000 which do not expire. Oklahoma state income tax operating loss carryforwards total approximately $2,075,000 at November 30, 1999. These carryforwards begin to expire in fiscal 2003 and have a full valuation allowance and no net asset value in these financial statements.

         The earnings before income taxes for financial statements differed from taxable income as follows (in thousands):

                                                        1999             1998              1997
                                                        ----             ----              ----
Earnings (loss) before income taxes
  per financial statements                            $(1,761)         $(1,992)          $ 3,596
Differences  between  income before taxes
  or financial  statement  purposes and
  taxable income:
  Intangible drilling costs
    deductible for taxes                                 (453)          (2,685)           (6,158)
  Excess of book over tax
    depletion, depreciation
    and amortization                                    2,212            1,800             1,683
  Tax benefit of stock option
    exercises                                             (32)            (229)             (200)
  Impairment expense                                      973            3,426             1,843
  Lease abandonments                                     (393)             (74)              (13)
  Geological expense                                      318                -                 -
  Other                                                   153              (10)              153
                                                       ------           ------           -------
Federal taxable income                                $ 1,017          $   236           $   904
                                                      =======          =======           =======

         Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryfor ward period. Based upon the proved reserves as of November 30, 1999 as well as contemplated drilling

                              COLUMBUS ENERGY CORP.

activities, but excluding revenues from any possible future increase in proved reserves, management believes that taxable income during the carryforward period will be sufficient to essentially utilize the NOL's before they expire. Of the total valuation allowance of $1,286,000 as of November 30, 1999, $206,000 relates to pre-quasi- reorganization tax assets and the balance of $1,080,000 relates to post-quasi-reorganization tax assets. In future periods, any reduction of the pre-quasi-reorganization portion of the valuation allowance will be credited to additional paid-in capital and any reduction of the post-quasi-reorganization portion of the valuation allowance will be credited to income.

         Estimates of future taxable income are subject to continuing review and change because oil and gas prices fluctuate, proved reserves are developed or new reserves added as a result of future drilling activities, and operation and management services revenue and expenses vary. A minimum level of $8,500,000 of future taxable income will be necessary to enable the Company to fully utilize the net operating loss carryforwards and realize the gross deferred tax assets of $3,218,000. This level of income can be achieved using the value of proved reserves reported in the year end November 30, 1999 standardized measure of net cash flows but this does not give total assurance that sufficient taxable income will be generated for total utilization because of the volatility inherent in the oil and gas industry which makes it difficult to project earnings in future years due to the factors mentioned above. During 1999 the valuation allowance was decreased by $310,000 related to pre-quasi- reorganization tax assets and increased by $188,000 for post-quasi- reorganization tax assets. During 1998 the valuation allowance was decreased by $221,000 related to pre-quasi-reorganization tax assets and increased by $186,000 for post-quasi-reorganization assets. During 1997 the valuation allowance was decreased by $262,000 related to pre-quasi-reorganization tax assets and increased by $236,000 for post-quasi-reorganization assets.

(6)  RELATED PARTY TRANSACTIONS

     Reimbursement is made by Resources to Columbus for services provided by Columbus officers and employees for managing Resources and reduces general and administrative expense. This reimbursement totaled $33,000 for fiscal 1999, $218,000 for fiscal 1998 and $225,000 for fiscal 1997.

         During fiscal 1997, the Company continued its consulting and drilling arrangements with Trueblood Resources , Inc ("TRI") that began in 1995 and continued each year with amendments as appropriate for each year's program. In 1997 there was a 90-day written notice provision in addition to the monthly

                              COLUMBUS ENERGY CORP.

retainer fee of $10,000 for geological and geophysical consulting services provided by Mark Butler, a Vice President of TRI, who would dedicate a total of 135 hours each three-month period reviewing prospects of third parties and supervising and planning 3D seismic programs on Columbus' leaseholds. Also, there was to be continued participation for a 37.5% working interest in the AMI located in the Anadarko Basin primarily located in two counties in the Oklahoma Panhandle. TRI is a privately held oil and gas exploration and production company whose major shareholder is John Trueblood, the son of Columbus' CEO, Harry A. Trueblood, Jr., who is a director and also was a 1.2% shareholder of TRI. Also, there is a related company to TRI known as Trumark Production Company, LLC ("TPC") in which Mark Butler and John Trueblood each own 50% which is primarily a technical services oriented company for which TRI serves in an administrative capacity therefor.

         In November 1997, an amended agreement was created to cover 1998 fiscal year operations and superseded and replaced the original 1995 agreement and supplements thereto. Columbus and TRI formed a new AMI which included all of Texas County, Oklahoma wherein Columbus would take up to a one-third working interest participation and the remainder belonged to TRI. The Company advanced $30,000 to acquire digitized logs and related software for use in the search for new prospects in Texas County with the resulting data to be owned by Columbus. To compensate for the advance, TRI agreed to waive any cash promotion on the first four prospects generated from the data and further reduced the 10% carried working interest promotion on the 100% WI to 5% in the first two of those prospects. The retainer fee of $10,000 per month was continued covering up to 135 hours in each three months period of Mr. Butler's time to perform certain geological and geophysical services. Also TRI would have the right to participate for up to a proportionate 5.0% WI in any third party deal reviewed by Mr. Butler and taken by the Company.

         For fiscal 1999, two separate agreements dated December 1, 1998 were entered into by the Company. One was with TPC wherein Mr. Butler increased his base consulting to 70 hours per month and his other time would be devoted to finding prospects in the Oklahoma AMI for TRI's operations with third party participants as well as with Columbus. The retainer would be at the rate of $170 per hour which would result in a monthly retainer charge of $11,900. For each prospect review by Mr. Butler and taken by Columbus, TPC would receive a 2% proportionately reduced carried working interest through logs but certain existing areas of operations were specifically excepted from this arrangement.

                              COLUMBUS ENERGY CORP.

The second agreement was with TRI and basically gave Columbus the option to participate in the Oklahoma prospects during the year with no carried working interest burden related to its proportionate share of such prospects that might be drilled.

         As a result of the above contracts, retainer fees paid to TRI for TPC's consulting services, etc. were $155,000 in fiscal 1999, $179,000 in 1998, and $121,000 in 1997. Promotional costs plus associated actual costs of drilling wells involved which were paid to TRI amounted to $348,000 in 1999, $5,000 in 1998 and $614,000 in 1997. The amounts are paid monthly and at each year-end no other amounts were owed.

(7)  CAPITAL STOCK

     The shares and prices of stock options in this note have been adjusted to reflect the five-for-four stock split in 1997 and the 10% stock dividend in fiscal 1998.

     Columbus has several stock option plans with outstanding options for the benefit of all employees. Under the 1985 Plan, options for 42,178 shares were exercisable at November 30, 1999. No additional options may be granted under the 1985 Plan. At November 30, 1998, 63,731 shares were exercisable.

     Under the 1995 Plan, as of November 30, 1999, 17,487 option shares remained available for granting, and options for 287,752 shares were exercisable. Options may be exercised for a period determined at grant date but not to exceed five years. Options are vested in three equal annual amounts from grant date or each annual amount may be exercised immediately for each twelve-month period the optionholder has been an employee of the Company. At November 30, 1998, 6,937 shares were available for granting, and options for 314,182 shares were exercisable.

     The Board of Directors has granted non-qualified stock options of which there were 329,886 exercisable at November 30, 1999 and 231,803 shares were exercisable at November 30, 1998. The Board of Directors has reserved 475,000 shares of treasury stock to be used for issuing common stock when non-qualified stock options are exercised.

                              COLUMBUS ENERGY CORP.

     On December 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company elected to continue to measure compensation costs for these plans using the current method of accounting under Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense is recognized for fixed stock options granted with an exercise price equal to or greater than the market value of Columbus stock on the date of grant. Had compensation cost for the Company's stock option plans been determined using the fair-value method in SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                  1999        1998        1997
                                  ----        ----        ----
                             (thousands except per share amounts)
     Net income (loss)
          As reported           $(1,215)    $(1,235)     $2,167
          Pro forma              (1,340)    $(1,392)     $1,968

     Earnings (loss) per
       share (basic)
          As reported           $  (.31)     $ (.29)     $  .50
          Pro forma             $  (.34)     $ (.33)     $  .46

                              COLUMBUS ENERGY CORP.

     Options are granted at 100% of fair market value on the date of grant. The following table is a summary of stock option transactions for the three years ended November 30, 1999:

                                 1999               1998              1997
                           ----------------   ----------------  ----------------
                                  Weighted-           Weighted-        Weighted-
                                   Average             Average          Average
                                  Exercise            Exercise         Exercise
                           Shares   Price     Shares   Price    Shares   Price
                           ------ ---------   ------ ---------  ------ -------
                                           (options in thousands)
Shares under option at
  beginning of year          619    $6.73       557    $6.45      490    $5.65
Granted                      246    $5.93       182    $6.76      191    $7.38
Exercised                    (67)   $5.40      (115)   $5.34     (121)   $4.70
Expired                      (49)   $6.46        (5)   $7.79       (3)   $6.64
                            ----               ----              ----
Shares under option at
  end of year                749    $6.61       619    $6.73      557    $6.45
                            ====               ====              ====
Options exercisable
  at November 30             660    $6.74       610    $6.73      542    $6.42
Shares available for
  future grant at end
  of year                     17                  7                46
Weighted-average fair value
  of options granted during
  the year                          $1.07              $1.40             $2.04

     The following table summarizes information about the Company's stock options outstanding at November 30, 1999:

                        Options Outstanding               Options Exercisable
                ------------------------------------   -----------------------
                               Weighted-
                  Options      Average     Weighted-     Options     Weighted-
   Range of     Outstanding   Remaining     Average    Exercisable    Average
   Exercise      at Year     Contractual   Exercise      at Year     Exercise
    Prices         End       Life (Years)    Price         End        Price
   --------     -----------  ------------  ---------   -----------   ----------
                              (options in thousands)

$4.68 - $5.79       137         2.1         $ 5.57          52         $ 5.58
$6.12 - $6.44       273         2.4         $ 6.21         269         $ 6.21
$7.00 - $7.84       339         1.5         $ 7.34         339         $ 7.34
                    ---         ---         ------         ---         ------
$4.68 - $7.84       749         2.0         $ 6.61         660         $ 6.74
                    ===         ===         ======         ===         ======

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 1999         1998         1997
                                 ----         ----         ----
Expected option life - years     2.30         2.32         2.36
Risk-free interest rate          5.50%        5.02%        6.08%
Dividend yield                   0   %        0   %        0   %
Volatility                      19.94%       25.87%       30.60%

                              COLUMBUS ENERGY CORP.

      On October 28, 1992, the Board of Directors approved an Employee Stock Purchase Plan ("Plan") to begin January 1, 1993, which was approved by the shareholders at the 1993 annual meeting. Under the Plan a total of 220,000 shares were reserved from authorized unissued common stock from which payments by participants into the Plan will be utilized to purchase shares. The Company contributes an amount of shares equivalent to 25% of those payments which are issued out of the Company's treasury stock as vesting occurs semi- annually. The price of the issued shares equals the average trading price during each six month purchase period or the ending price, whichever is less. The following table summarizes the Stock Purchase Plan activity for the last three fiscal years:

                Matching       Total    Shares from   Average
             Contributions    Shares     Treasury      Cost
Fiscal Year     Expense     Purchased     Stock     Per Share
-----------     -------     ---------     -----     ---------

   1997        $15,000        8,758       1,762       $8.58
   1998        $17,000       11,298       2,275       $7.73
   1999        $16,000       13,741       2,759       $6.30

      The Company has been authorized by the Board of Directors to repurchase its common shares from the market at various prices during the last several years. Those repurchases are summarized as follows:

                                 Shares
       Fiscal year     --------------------------    Average
       repurchased     As purchased     Restated*     price*
       -----------     ------------     ---------    -------
          1997            158,000        197,863      $6.92
          1998            352,750        357,715      $7.07
          1999            300,538        300,538      $6.08

       *Restated for stock split and stock dividends

      As of November 30, 1999 a total of 73,384 shares remained to be purchased from the most recent authorizations to repurchase shares at a price not to exceed $6.00 per share. As of January 31, 2000, 45,000 of those shares have subsequently been acquired at an average price of $5.61 per share.

                              COLUMBUS ENERGY CORP.

(8)       EARNINGS PER SHARE

          The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                               Fiscal Year Ended November 30,
                                               ------------------------------
                                               1999         1998       1997
                                               ----         ----       ----
                                                  (in thousands,
                                                    except per share data)

Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted EPS (numerator)                  $(1,215)     $(1,235)    $2,167
                                             =======      =======     ======

Shares (denominator):
  Basic EPS                                    3,898        4,194      4,299
  Effect of dilutive option
    shares                                         -            -         93
                                             -------       ------     ------
  Diluted EPS                                  3,898        4,194      4,392
                                             =======       ======     ======

Per share amount:
  Basic EPS                                  $  (.31)      $ (.29)    $  .50
                                             =======       ======     ======
  Diluted EPS                                $  (.31)      $ (.29)    $  .49
                                             =======       ======     ======

Number of shares not included in
  dilutive EPS that would have been
  antidilutive because exercise price
  of options was greater than the
  average market price of the common
  shares                                         544          138         73
                                             =======       ======     ======

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

       In June 1991, Columbus executed a lease for its present office space. The total rent expense for 1999, 1998 and 1997 was approximately $200,000, $171,000 and $161,000, respectively. Columbus has extended the lease for an additional one year through September 2000 at a base rate of $21,525 per month. Future rental payments required under this lease as of November 30, 1999 are $215,000 for fiscal year 2000.

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

       The separation pay policy of Columbus includes a retirement provision. Officers and employees may retire at age 65, or older, and at the discretion of the Board of Directors be paid retirement compensation based upon the length of service and the prior year's average compensation. Such compensation has been approved for three individuals who have reached age 65. As of November 30, 1999 the accrued liability totals $290,000 which may change in future years until their retirement as compensation and length of service with Columbus changes. The total obligation is unfunded and payment upon an individual's retirement will be made from working capital. The total expense accrued was $120,000, $18,000 and $23,000 in 1999, 1998 and 1997, respectively.

                              COLUMBUS ENERGY CORP.

      Columbus periodically hedges both natural gas and crude oil prices by entering into "swaps". The swap is matched against the calendar monthly average price on the NYMEX and settled monthly. Revenues were decreased when the market price at settlement exceeded the contract swap price or increased when the contract swap price exceeded the market price. There was no hedging activity in fiscal 1998. The following table shows the results of these swaps:


                                                                 Increase (decrease) in
                                                                   oil and gas revenues
                                Volume                           -----------------------
Description                     per mo.          Period          1999               1997
-----------                 --------------       ------          ----               ----
                            (Mmbtu or bbl)
Natural Gas
-----------
$2.20/Mmbtu                      60,000        3/97-10/97                          $(86,400)

Crude Oil
---------
Collar with $17.50/
  bbl floor and
  $22.25/bbl ceiling              7,500         9/99- 8/00       $(34,000)
$21.17/bbl                       10,000        11/96-10/97                         $  8,900
$17.25/bbl with
  $19.50/bbl cap                 10,000         1/96-12/96                         $(22,500)


      The Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk which are entered into in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas. Those instruments involved, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets.

      The Company had a crude oil hedge outstanding as of November 30, 1999 by using a costless "collar" on 7,500 barrels per month for the 12 months from September 1, 1999 through August 31, 2000. This "collar" is settled monthly against the calendar monthly average price on the NYMEX with a $17.50 per barrel floor and $22.25 per barrel ceiling. For any average price below or above those prices Columbus receives or pays the difference which increases or reduces oil revenues each month in which this occurs. For the two months of December, 1999 and January, 2000, oil sales would have been $65,000 higher if this hedge had not been in place because oil prices exceeded the $22.25 ceiling price. For the remaining period of February through August 2000 using the prevailing price as of January 31, 2000 for each of the months, the settlement value the Company would owe is $158,000 which would also reduce crude oil sales.

                              COLUMBUS ENERGY CORP.

      The Company is not aware of any events of noncompliance in its operations with any environmental laws and regulations nor of any potentially material contingencies related to environmental issues. There is no way management can predict what future environmental control problems may arise. The continually changing character of environmental regulations and requirements that might be enacted by jurisdictional authorities in various operational areas defies forecasting.

      On October 7, 1998, Columbus was served with a complaint in a lawsuit styled Maris E. Penn, Michael Mattalino, Bruce Davis, and Benjamin T. Willey, Jr. vs. Columbus Energy Corp., Cause No. 98- 44940 in the 55th District Court of Harris County, Texas. The plaintiffs are parties to a September 1994 settlement agreement that provided for the conveyance of overriding royalty interests in leases acquired by Columbus in certain portions of Harris County. Plaintiffs claim Columbus is obligated under the settlement agreement to acquire all leases available within a described portion of Harris County and that Columbus has failed to develop those leases as a reasonably prudent operator. Plaintiffs are claiming damages based upon their alleged right to a 3% overriding royalty interest in leases taken and drilled by third parties within the described area. Discovery is ongoing. Columbus denies all allegations of failure to develop and instructed counsel to vigorously defend this lawsuit. The parties are set for mediation on April 11, 2000 and for trial on May 22, 2000.

(10)  DEFINED CONTRIBUTION PENSION PLAN

      The Company has a qualified defined contribution 401(k) plan covering all employees. The Company matches, at its discretion, a portion of a participant's voluntary contribution up to a certain maximum amount of the participant's compensation. The Company's contribution expense was approximately $110,000, $106,000, and $95,000 in the fiscal years 1999, 1998 and 1997, respectively.

                              COLUMBUS ENERGY CORP.

(11)  INDUSTRY SEGMENTS

      The Company operates primarily in two business segments of (1) oil and gas exploration and development, and (2) providing services as an operator, manager and gas marketing advisor.

      Summarized financial information concerning the business segments is as follows:

                                                                1999           1998          1997
                                                                ----           ----          ----
                                                                         (in thousands)
Operating revenues from unaffiliated services:
     Oil and gas                                              $10,022         $10,630      $13,848
     Services                                                   1,478           1,464        1,308
                                                              -------         -------      -------
          Total                                               $11,500         $12,094      $15,156
                                                              =======         =======      =======

Depreciation, depletion and amortization (a):
     Oil and gas                                              $ 3,341         $ 3,784      $ 3,238
     Services                                                      59              62           57
                                                              -------         -------      -------
          Total                                               $ 3,400         $ 3,846      $ 3,295
                                                              =======         =======      =======

Operating income (loss):
     Oil and gas                                              $  (294)(b)     $  (582)(b)  $ 4,714(b)
     Services                                                     415             342          424
     General corporate expenses                                (1,447)         (1,466)      (1,372)
                                                              -------         -------      -------
          Total operating income (loss)                        (1,326)         (1,706)       3,766
Interest expense and other                                       (435)           (286)        (170)
                                                              -------         -------     --------
          Earnings (loss) before income taxes                 $(1,761)        $(1,992)     $ 3,596
                                                              =======         =======      =======

Identifiable assets (a):
     Oil and gas                                              $18,621         $19,587      $21,917
     Services                                                   3,909           4,362        4,218
                                                              -------         -------      -------
          Total                                               $22,530         $23,949      $26,135
                                                              =======         =======      =======

Additions to property and equipment:
     Oil and gas                                              $ 2,215         $ 5,872      $ 9,671
     Services                                                       -              45            7
                                                              -------         -------      -------
          Total                                               $ 2,215         $ 5,917      $ 9,678
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

(b) Includes non-cash impairment loss of $973,000 in 1999, $3,482,000 in 1998 and $2,179,000 in 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COLUMBUS ENERGY CORP.
                                         -----------------------------
                                                  (Registrant)


Date: February 17, 2000               By: /s/ Harry A. Trueblood, Jr.
      -----------------------             ----------------------------
                                          Harry A. Trueblood, Jr.
                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                            Date
       ----------                    -----                            ----
                          Principal Executive Officer

                                 Chairman of the Board,
                                 President, and Chief
/s/ Harry A. Trueblood, Jr.      Executive Officer                   2/17/00
-----------------------------                                      ---------
Harry A. Trueblood, Jr.

                            Chief Operating Officer

                                 Executive Vice President
/s/ Clarence H. Brown            and Chief Operating Officer         2/17/00
-----------------------------                                      ---------
Clarence H. Brown

                   Principal Accounting and Financial Officer

/s/ Ronald H. Beck               Vice President                      2/17/00
-----------------------------                                      ---------
Ronald H. Beck

                         Majority of Board of Directors

/s/ Harry A. Trueblood, Jr.       Director                           2/17/00
------------------------------                                     ---------
Harry A. Trueblood, Jr.


/s/ Clarence H. Brown             Director                           2/17/00
------------------------------                                     ---------
Clarence H. Brown

/s/ J. Samuel Butler              Director                           2/17/00
------------------------------                                     ---------
J. Samuel Butler

/s/ William H. Blount, Jr.        Director                           2/17/00
------------------------------                                     ---------
William H. Blount, Jr.

                                                      Commission File No. 1-9872



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                    FORM 10-K



                                  ANNUAL REPORT

                         PURSUANT TO SECTION 13 OR 15(d)

                                       OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999















                              COLUMBUS ENERGY CORP.
                           (Exact Name of Registrant)

                               1660 Lincoln Street
                             Denver, Colorado 80264
                     (Address of Principal Executive Office)