Form 10-Q
period 2000-02-29
COLUMBUS ENERGY CORP
filed 2000-04-14
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      February 29, 2000
                               -------------------------
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ----------------

Commission File Number:        001-9872
                        ----------------------



                              COLUMBUS ENERGY CORP.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

              Colorado                                 84-0891713
     -------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         1660 Lincoln St., Denver, CO                      80264
     -------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

                                 (303) 861-5252
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes _X_     No ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at April 13, 2000
-----------------------------       -----------------------------
Common stock, $.20 par value                  3,744,374

                              COLUMBUS ENERGY CORP.

                                      INDEX

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                February 29, 2000 and
                November 30, 1999                                          3

              Consolidated Statements of Operations -
                Three Months Ended February 29, 2000
                and February 28, 1999                                      5

              Consolidated Statement of
                Stockholders' Equity -
                Three Months Ended February 29, 2000                       6

              Consolidated Statements of Cash Flows -
                Three Months Ended February 29, 2000
                and February 28, 1999                                      7

              Notes to the Financial Statements                            9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                     15

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                        25

     Items 2-5.  Not Applicable

     Item 6.     Exhibits and Reports
                   on Form 8-K                                            25

     Signatures                                                           26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                February 29,       November 30,
                                                     2000              1999
                                                 -----------       ------------
                                                 (unaudited)
                                                       (in thousands)

Current assets:
  Cash and cash equivalents                       $  1,284           $  1,850
  Accounts receivable:
    Joint interest partners                          1,245              1,780
    Oil and gas sales                                1,319              1,501
    Allowance for doubtful accounts                   (116)              (116)
  Deferred income taxes (Note 3)                       160                200
  Inventory of oil field equipment,
    at lower of average cost or market                  97                106
  Other                                                 61                 80
                                                   -------            -------

        Total current assets                         4,050              5,401
                                                   -------            -------

Deferred income taxes (Note 3)                       1,212                937

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                                 36,656             36,862
  Other property and equipment                       1,843              1,836
                                                   -------            -------

                                                    38,499             38,698
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                       (23,231)           (22,506)
                                                   -------            -------

        Net property and equipment                  15,268             16,192
                                                   -------            -------

                                                  $ 20,530           $ 22,530
                                                  ========           ========

                                   (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                February 29,       November 30,
                                                     2000              1999
                                                 -----------       ------------
                                                 (unaudited)
                                                       (in thousands)

Current liabilities:
  Accounts payable                              $   1,348            $   2,352
  Undistributed oil and gas
   production receipts                                425                  386
  Accrued production and property taxes               309                  738
  Prepayments from joint interest owners              175                  200
  Accrued expenses                                    472                  494
  Income taxes payable (Note 3)                         3                   30
  Other                                                13                   32
                                                   ------               ------

        Total current liabilities                   2,745                4,232
                                                   ------               ------

Long-term bank debt (Note 2)                        5,700                5,500

Commitments and contingent liabilities
  (Notes 4 and 5)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                   -                    -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,650,748 in 2000, and 4,645,303 in 1999
    (outstanding 3,753,374 in 2000 and
    3,800,558 in 1999)                                930                  929
  Additional paid-in capital                       20,097               20,069
  Accumulated deficit                              (3,099)              (2,655)
                                                   ------               ------
                                                   17,928               18,343
  Less: Treasury stock at cost
          897,374 shares in 2000 and
          844,745 shares in 1999                   (5,843)              (5,545)
                                                   ------               ------
        Total stockholders' equity                 12,085               12,798
                                                   ------               ------
                                                $  20,530            $  22,530
                                                   ======               ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended
                                                     ---------------------------------------
                                                     February 29, 2000     February 28, 1999
                                                     -----------------     -----------------
                                                     (in thousands, except per share data)
Revenues:
  Oil and gas sales                                       $  2,740               $  2,033
  Operating and management
    services                                                   370                    336
  Interest and other income                                     33                     27
                                                          --------               --------
       Total revenues                                        3,143                  2,396
                                                          --------               --------
Costs and expenses:
  Lease operating expenses                                     545                    422
  Property and production taxes                                284                    244
  Operating and management
    services                                                   231                    251
  General and administrative                                   328                    336
  Depreciation, depletion and
    amortization                                               751                    890
  Exploration expense                                        1,412                    119
  Litigation expense (Note 4)                                  158                      4
                                                          --------               --------
      Total costs and expenses                               3,709                  2,266
                                                          --------               --------
      Operating income (loss)                                 (566)                   130
                                                          --------               --------

Other expenses (income):
  Interest                                                     107                     84
  Other                                                          -                      1
                                                          --------               --------
                                                               107                     85
                                                          --------               --------
      Earnings (loss) before
        income taxes                                          (673)                    45

Provision (benefit) for income
  taxes (Note 3)                                              (229)                    17
                                                          --------               --------
      Net earnings (loss)                                 $   (444)              $     28
                                                          ========               ========

Earnings (loss) per share (Note 7):
  Basic                                                   $   (.12)              $    .01
                                                          ========               ========
  Diluted                                                 $   (.12)              $    .01
                                                          ========               ========

Average number of common shares and
 common equivalent shares outstanding:
  Basic                                                      3,773                  4,009
                                                          ========               ========
  Diluted                                                    3,773                  4,039
                                                          ========               ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended February 29, 2000
                                   (Unaudited)




                                           Common Stock            Additional                    Treasury Stock
                                    --------------------------      Paid-in    Accumulated    ---------------------
                                         Shares        Amount       Capital     Deficit         Shares       Amount
                                    -------------  -----------    ----------  -----------     ----------    -------
                                                  (dollar amounts in thousands)
Balances,
  December 1, 1999                    4,645,303       $   929        $20,069     $(2,655)       844,745      $(5,545)

Purchase of shares                            -             -              -           -         54,000         (307)
Shares issued for Stock
  Purchase Plan                           5,445             1             28           -         (1,371)           9
Net loss                                      -             -              -        (444)             -            -
                                      ---------       -------        -------     --------       -------      -------

Balances,
  February 29, 2000                   4,650,748       $   930        $20,097     $(3,099)       897,374      $(5,843)
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

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                     ---------------------------------------
                                                     February 29, 2000     February 28, 1999
                                                     -----------------     -----------------
                                                                  (in thousands)

Net earnings (loss)                                        $  (444)               $    28

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

    Depreciation, depletion, and
      amortization                                             751                    890
    Deferred income tax provision (benefit)                   (235)                    (3)
    Exploration expense, noncash portion                         -                     40
    Other                                                       22                     30
Net change in operating assets and
  liabilities                                                 (435)                  (369)
                                                           -------                -------
        Net cash provided by (used
          in) operating activities                            (341)                   616
                                                           -------                -------

Cash flows from investing activities:

  Proceeds from sale of assets                                  66                      -
  Additions to oil and gas properties                         (205)                (1,085)
  Additions to other assets                                     (8)                   (10)
                                                           -------                -------
        Net cash used in
          investing activities                                (147)                (1,095)
                                                           -------                -------

Cash flows from financing activities:

  Proceeds from long-term debt                                 300                    300
  Reduction in long-term debt                                 (100)                  (200)
  Proceeds from issuance of
    common stock                                                29                     35
  Purchase of treasury stock                                  (307)                  (743)
                                                           -------                -------
        Net cash used in financing
          activities                                           (78)                  (608)
                                                           -------                -------

Net decrease in cash and
  cash equivalents                                            (566)                (1,087)
Cash and cash equivalents at
  beginning of period                                        1,850                  2,003
                                                            ------                -------
Cash and cash equivalents at
  end of period                                            $ 1,284               $    916
                                                            ======                =======


                                   (continued)

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


                                                               Three Months Ended
                                                     ---------------------------------------
                                                     February 29, 2000     February 28, 1999
                                                     -----------------     -----------------
                                                                  (in thousands)

Supplemental disclosure of cash flow information:
    Cash paid (received) during the period for:
      Interest                                             $    95                $     85
                                                            ======                 =======
      Income taxes, net of refunds                         $    33                $    (23)
                                                            ======                 =======

Supplemental disclosure of non-cash investing
  and financing activities:
    Non-cash compensation expense
      related to common stock                              $    22                $     30
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

          The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of management's estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of February 29, 2000 and November 30, 1999, and the results of its operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the Annual Report on Form 10-K for the year ended November 30, 1999. These accounting policies and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading. These quarterly financial statements should be read in conjunction with the consolidated financial statements and notes included in the 1999 Form 10-K.

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

     The borrowing base is limited to $10,000,000 and subject to semi-annual redetermination for any increase or decrease. At February 29, 2000 outstanding borrowings on the revolving line of credit were $5,700,000 and the unused borrowing base available was $4,300,000. A commitment fee of 1/4 of 1% for any unused portion of the amount which is the difference between the borrowing base and the outstanding borrowings is payable quarterly.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(3)  INCOME TAXES

          The provision (benefit) for income taxes consists of the following (in thousands):

                                                  Three Months Ended
                                         -------------------------------------
                                         February 29, 2000   February 28, 1999
                                         -----------------   -----------------
Current:
          Federal                             $    1               $    8
          State                                    5                   12
                                               -----                -----
                                                   6                   20
                                               -----                -----

Deferred:
          Federal                               (226)                  (9)
          Use of loss carryforwards                -                    6
          State                                   (9)                   -
                                               -----                -----
                                                (235)                  (3)
                                               -----                -----

  Total income tax (benefit) expense          $ (229)              $   17
                                               =====                =====

          During the three months of fiscal 2000, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                                          Current Year
                                                                     --------------------------
                                                      December 1,    Operations/   February 29,
                                                          1999          Other          2000
                                                        --------        -----         -----
     Deferred tax assets:
       Pre-1987 loss carryforwards                      $  440       $     -         $  440
       Post-1987 loss carryforward                         617             -            617
       Percentage depletion
         carryforwards                                   1,650             -          1,650
       State income tax loss
         carryforwards                                     124             -            124
       Other                                               387             6            393
                                                       -------        ------         ------
                 Total                                   3,218             6          3,224
          Valuation allowance
            (long-term)                                 (1,286)            -         (1,286)
                                                        ------        ------         ------
          Deferred tax assets                            1,932             6          1,938
                                                       -------        ------         ------

     Deferred tax liabilities-
       Depreciation, depletion and
         amortization and other                           (795)          229           (566)
                                                       -------        ------         ------
         Net tax asset (liability)                     $ 1,137       $   235        $ 1,372
                                                       =======       =======        =======

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(4)  LITIGATION

     On October 7, 1998, Columbus was served with a complaint in a lawsuit styled Maris E. Penn, Michael Mattalino, Bruce Davis, and Benjamin T. Willey, Jr. vs. Columbus Energy Corp., Cause No. 98-44940 in the 55th District Court of Harris County, Texas. The plaintiffs are parties to a September 1994 settlement agreement that provided for the conveyance of overriding royalty interests in leases acquired by Columbus in certain portions of Harris County. Plaintiffs claim Columbus is obligated under the settlement agreement to acquire all leases available within a described portion of Harris County and that Columbus has failed to develop those leases as a reasonably prudent operator. Plaintiffs are claiming damages based upon their alleged right to a 3% overriding royalty interest in leases taken and drilled by third parties within the described area. Discovery is ongoing. Columbus denies all allegations of failure to develop and instructed counsel to vigorously defend this lawsuit. The parties met for mediation on April 11, 2000 with no resolution. The trial is set for May 22, 2000.

(5)     COMMITMENTS AND CONTINGENT LIABILITIES

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

        The Company's crude oil hedge outstanding as of February 29, 2000 consists of a costless "collar" for 7,500 barrels per month for the 12 months from September 1, 1999 through August 31, 2000. This "collar" is settled monthly against the calendar monthly average price on the NYMEX with a $17.50 per barrel floor and $22.25 per barrel ceiling. For any average price below or above those prices Columbus receives or pays the difference which increases or reduces oil revenues each month in which this occurs. During the first quarter of 2000, oil sales would have been $117,000 higher had this hedge not been in place since oil prices exceeded the $22.25 ceiling price for each month. During the month of March 2000, oil sales were reduced by $57,000 because of the hedge. If during the remaining period of April through August 2000 NYMEX prices equal the prices quoted as of March 31, 2000 as an average for each of those months, the settlement value would be $141,000 and would further reduce crude oil sales by such an amount.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


        Two of the Company's working interest owners in the Long #4 well near Beeville, Texas initially refused to pay for all of their 25% working interest participation after paying $90,000 of approximately $300,000 for their share of drilling costs by claiming imprudent conduct of operations subsequent to the well being determined to be a dry hole. During March 2000, those two owners paid the amounts due under protest after the Company had filed liens against their interests. One of the working interest owners, who also is the lessor and royalty owner, has since notified the Company that there has been a breach of lease obligations and that he apparently plans to file suit against Columbus. In the Company's opinion, such claims of a breach are unfounded and without merit.

        The Company is not aware of any events of noncompliance in its operations with environmental laws and regulations nor of any potentially material contingencies related to environmental issues. There is no way management can predict what future environmental control problems may arise. The continually changing character of environmental regulations and requirements that might be enacted by jurisdictional authorities in various operational areas defies forecasting.

(6)     RELATED PARTY TRANSACTIONS

        CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement was made by Resources to Columbus for services provided by its officers and employees for managing Resources in the past which effectively reduced Columbus' general and administrative expense. Such reimbursement totaled $22,000 for the first quarter of 1999. On March 31, 1999, the agreement was terminated pursuant to a 90 day notice period.

        The  Company  has  been a party  to an  arrangement  with  Mark  Butler, geologist and 50% owner of Trumark Production Company ("TPC"), during fiscal 1999 and 2000 whereby Mr. Butler would provide Columbus with 70 hours per month of geological and geophysical consulting services (including related work station usage) at a rate of $170 per hour. John B. Trueblood, son of Columbus' CEO Harry A. Trueblood, Jr., owns the other 50% of TPC. The retainer fees paid to TPC were $50,000 and $36,000 during first quarter 2000 and 1999, respectively.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(7)     EARNINGS PER SHARE

        The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                                                   Three Months Ended
                                                       ---------------------------------------------
                                                       February 29, 2000           February 28, 1999
                                                       -----------------           -----------------
                                                           (in thousands, except per share data)
Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted EPS (numerator)                                  $  (444)                    $    28
                                                              ======                       =====

Shares (denominator):
  Basic EPS                                                    3,773                       4,009
  Effect of dilutive option shares                                 -                          30
                                                              ------                       -----
  Diluted EPS                                                  3,773                       4,039
                                                              ======                       =====

Per share amount:
  Basic EPS                                                  $  (.12)                     $  .01
                                                              ======                       =====
  Diluted EPS                                                $  (.12)                     $  .01
                                                              ======                       =====

Number of shares not included in dilutive EPS that
  would have been  antidilutive because exercise
  price of options was greater than the average market
  price of the common shares                                     646                         325
                                                              ======                       =====


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

        Summarized financial information concerning the business segments is as follows:

                                                                    Three Months Ended
                                                   ----------------------------------------------------
                                                   February 29, 2000                  February 28, 1999
                                                   -----------------                  -----------------
                                                                      (in thousands)
Operating revenues from unaffiliated services:
    Oil and gas                                           $ 2,743                           $ 2,058
    Services                                                  400                               338
                                                          -------                           -------
         Total                                            $ 3,143                           $ 2,396
                                                          =======                           =======
Depreciation, depletion
  and amortization:
    Oil and gas                                           $   735                           $   875
    Services                                                   16                                15
                                                          -------                           -------
         Total                                            $   751                           $   890
                                                          =======                           =======
Operating income (loss):
    Oil and gas                                           $  (234)                          $   398
    Services                                                   (4)                               68
    General corporate
         expense                                             (328)                             (336)
                                                          -------                           -------
      Total operating income                                 (566)                              130
Interest expense and other                                   (107)                              (85)
                                                          -------                           -------
  Earnings (loss) before
    income taxes                                          $  (673)                          $    45
                                                          =======                           =======


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

          The following summarizes the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes.

Liquidity and Capital Resources

          As previously announced, the Directors have selected Arthur Andersen LLP's Global Energy Corporate Finance team to assist them in exploring various strategic alternatives that could maximize shareholder value. While management had previously indicated that several major shareholders had expressed a preference for a tax free swap versus a cash sale, the Board of Directors proposes to consider all offers submitted following an appropriate review by its financial advisors. Meantime, the advisory team has prepared a detailed informational report about Columbus' assets as well as its field, administrative and technical personnel which will be available for interested parties who sign a confidentiality agreement and submit an indication of their interest in pursuing an acquisition. It is believed this procedure will eventually narrow prospective suitors to a manageable number following discussions and intense screening of such proposals by the financial advisors. An initial target date is early summer for completing negotiations that might lead to a sale or merger. Completion of a transaction by early fall, while desirable, is certainly not set in concrete and there is no assurance that a satisfactory offer will be forthcoming from this undertaking. Based on the current activity level of mergers and acquisitions in the domestic energy industry, management is optimistic that a deal can be consummated which shareholders will find satisfactory.

          During first quarter of 2000, oil and gas sales were considerably improved over 1999 as natural gas prices were strong and crude oil prices surged to near record levels. The Company's natural gas prices averaged 34% higher than 1999's first quarter and crude oil prices were 126% higher. These prices were partially offset by declines in natural gas production and the crude oil hedge which reduced the full effect of increased oil and gas sales. First quarter 2000 had substantially higher exploration expenses of $1,412,000 which, after being tax effected, reduced earnings by $932,000, or $.25 per share. This generated a net loss for the first quarter 2000 of $444,000, or $0.12 per share, compared with last year's first quarter net earnings of $28,000, or $0.01 per share.

          As of February 29, 2000, stockholders' equity had decreased to $12,085,000 from $12,798,000 at November 30, 1999 primarily the result of those exploration charges along with a repurchase of 54,000 treasury shares.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


          Positive working capital combined with the Company's anticipated cash flow for the remainder of the year is expected to provide more than sufficient funds for the fiscal 2000 capital expenditure program. The unused portion of the $10,000,000 bank credit facility has previously been targeted by management for acquisitions of oil and gas properties, but can be used for any legal corporate purpose and also would be available should unforeseen capital expenditures arise during the remainder of 2000 as a result of drilling successes.

          Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be determined after giving effect to working capital changes. Accordingly, GAAP's net cash provided from operating activities can fluctuate widely. Net cash used by operating activities was $341,000 for the first three months of 2000, which compares with $616,000 provided by operating activities for the same period last year. The current quarter's GAAP defined operating cash flow was adversely affected by the unusually large expenses attributed to exploratory dry holes near Beeville, Texas.

          As regularly noted in prior reports, management places greater reliance upon an important alternative method of computing cash flow which is generally known as Discretionary Cash Flow ("DCF"). DCF is not in accordance with GAAP but is commonly used in the industry as this method calculates cash flow before working capital changes or deduction of exploration expenses since the latter can be increased or decreased at management's discretion. DCF is often used by successful efforts companies to compare their cash flow results with those independent energy companies who use the full cost accounting method whereby exploration expenses are capitalized and do not immediately adversely affect either operating cash flow or net earnings. Columbus' DCF for the first quarter of fiscal 2000 was $1,506,000 up 42% from 1999's quarter of $1,064,000 when more shares were outstanding. DCF is calculated without debt retirement being considered but in Columbus' case this does not matter as current bank debt requires no principal payments before August 1, 2001. Interest expense is always deducted before arriving at DCF.

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

          Neither DCF nor operating cash flow before working capital changes is allowed to be substituted for net income or for cash available from operations as defined by GAAP. Furthermore, currently reported cash flows, however defined, are not necessarily indicative that there will be sufficient funds for all future cash requirements. For both the first quarters of 2000 and 1999 GAAP cash flow was lower than DCF.

          As previously indicated, the Company partially hedged its crude oil prices while the Company's natural gas revenues are fully exposed to price fluctuations. The remaining portion of its crude oil revenues might be subjected to the very low prices such as existed during fiscal 1998 and 1999's first half although thus far in fiscal 2000 it appears such a risk is minimal.

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

          The Company's crude oil hedge outstanding as of February 29, 2000 consists of a costless "collar" for 7,500 barrels per month for the 12 months from September 1, 1999 through August 31, 2000. This hedge is more fully described in Note 5, "Commitments and Contingent Liabilities", in the Notes of the Financial statements.

          Columbus had outstanding bank borrowings of $5,700,000 as of February 29, 2000 against its $10,000,000 line of credit with Norwest Bank Denver, N.A. which is collateralized by its oil and gas properties. On that same date, the ratio of net long-term debt (debt less working capital) to total assets was
0.21. The outstanding debt used a LIBOR option with an average interest rate of 7.4%. Subsequent to the end of the first quarter and through the date of this report, long-term debt has been reduced by $300,000. The net increase (or decrease) in long-term debt directly affects cash flows from financing activities as do the purchase of treasury shares. For the Company's floating rate debt, interest rate changes generally do not affect its fair market value but does impact future results of operations and cash flows, assuming other factors remain constant. The carrying amount of the Company's debt approximates its fair value.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Working capital at February 29, 2000 remained positive at $1,305,000 up from $1,169,000 at November 30, 1999. This increase was achieved despite $146,000 spent for additions to oil and gas properties, a significant increase in exploration expenditures along with the purchase of 54,000 shares of treasury stock for $307,000 during the first quarter.

          The Company has been authorized by its Board of Directors during the last several years to repurchase its common shares from the market at various "not to exceed" price levels. As of February 29, 2000 a total of 69,384 shares remained to be purchased from the most recent authorizations to repurchase shares at a price not to exceed $6.00 per share. A total of 9,000 additional shares have been acquired subsequent to the end of the quarter at an average price of $5.63 per share.

          During first quarter 2000, capital expenditures actually incurred for oil and gas properties totaled $146,000 (amount excludes $1.4 million for exploratory dry holes and other exploration expenses) which amount differs from the capital expenditure shown in the Consolidated Statement of Cash Flows. The latter also includes cash payments made during 2000 for 1999 expenditures incurred but not yet paid as of 1999's year end. Similarly, there were expenditures accrued during fiscal 2000's first quarter that were not actually paid until subsequent to the end of the quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


RESULTS OF OPERATIONS

          Gross revenues increased by 31% over last year's period but operating income showed a loss of $566,000 primarily because of an exploration charge of $1,412,000 whereas there was income of $130,000 in 1999 with $119,000 of exploration expense. Other comparisons for the 2000 quarter versus 1999 related to prices, production and oil and gas sales appear in tabular form below.

          During 2000's first quarter four gross wells (1.94 net WI) were drilled. These included one (.04 net WI) gas development well in Webb County, Texas, and two (1.85 net WI) wildcat wells located in the El Squared prospect in Bee County, Texas which were abandoned. One development gas well (.05 net WI) which was actually drilled during 1999 and was in progress at the 1999 year end in the Laredo, Texas operational area was plugged and abandoned during the first quarter.

     Oil and Gas Revenues and Operating Costs

          The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between the periods presented as follows:

                                           First Quarter
                                 ---------------------------------
                                  2000         1999         Change
                                 ------       ------        ------
Natural gas revenues M$          $1,775       $1,640          8 %

Oil revenue M$                   $  965       $  393        146 %
Natural gas sales volumes:
  Millions of cubic feet (MMCF)     707          876        (19)%
  MCF/day                         7,765        9,738

Oil sales volumes:
  Barrels                        41,263       37,945          9 %
  Barrels/day                       453          422

Average price received:
  Natural gas - $/MCF            $ 2.51       $ 1.87         34 %
  Oil - $/BBL                    $23.40       $10.35        126 %

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Natural gas revenues increased only 8% in 2000's first quarter versus 1999's because 34% higher prices were significantly offset by 19% lower sales volumes. Average gas prices improved from a fairly depressed level for 1999 prices which resulted from a warm winter and a high level of storage inventory. Last summer's strong demand for cooling load and storage refill combined with lower supply contributed to improved gas prices. Comparable quarters showed 19% lower sales volumes in 2000 as a result of normal production declines not offset by newly completed development wells production since these were limited in number or from any exploratory well successes.

          Oil revenues for 2000's first quarter rose by 146% over the 1999 quarter because average prices rose by 126% and sales volumes were 9% higher. Generally, oil production had declined steadily in prior years commensurate with a lack of development drilling activity due to the uncertainty of oil prices. However, one exploratory oil well in Harris County, Texas, drilled during fiscal 1998, was connected to a gas line and commenced flowing 200 barrels per day with associated gas during June 1999. Columbus owns a 19.5% working interest. Crude oil prices continued to move upwards due to strong demand and a restrictive production program adhered to by OPEC. This was recently loosened by that group with the objective being prices around $25 per barrel worldwide.

          Columbus' 2000 first quarter sales volumes of natural gas averaged 7,765 Mcfd while oil and liquids sales were 461 barrels per day. This equates to a daily sales volume of 10,528 MCF equivalent (Mcfe) compared to 1999's first quarter rate of 12,300 Mcfe, a 14% decrease. This reduction was attributable to the lack of gas production being supplemented by new development wells drilled, as well as a lack of exploratory success at its El Squared prospect.

          Lease operating expenses for the first quarter of 2000 were 29% higher than in 1999. Most of the increase was in the Williston Basin in Montana and the Sralla Road field in Texas where certain wells had workover costs along with repairs and replacements of equipment. Expensive workovers and replacement of downhole and surface equipment on older wells is expected to occur periodically but several of those older Williston Basin wells were shut-in during 1999's first half which accounts for lower costs last year. Lease operating costs on an Mcfe basis were $0.57 in the first quarter of 2000 compared to $0.38 in 1999 while operating costs as a percentage of revenues were 20% in 2000 versus 21% in 1999 with its lower prices.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Production and property taxes approximated 10% of revenues in 2000 and 12% in 1999. These vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since most of the local jurisdiction's property taxes in Texas are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

          Operating and Management Services

          This segment of the Company's business is comprised of opera tions and services conducted on behalf of third parties which includes compressor operations and salt water disposal facilities.

          Operating and management services gross profit was $139,000 during first quarter 2000 compared to an $85,000 profit in the 1999 comparable period. In 1999, sizable compressor repairs occurred. Effective March 1, 2000, the Company no longer will serve as contract operator for wells in the Berry R. Cox field in South Texas, which generated $23,000 of profit during 2000's first quarter.

          Interest Income

          Interest income is earned primarily from short-term invest ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income increased in the first quarter of 2000 to $33,000 from $27,000 in 1999's first quarter as a result of a higher amount of investments and short-term interest rates.

          General and Administrative Expenses

          General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category.

          The Company's general and administrative expenses for the first quarter of 2000 were 2% less than last year despite the previously disclosed total phase out of reimbursement for management services provided Resources during 1999's first quarter of $22,000. Salary increases were granted effective December 1, 1999 for non-officer employees while officer salaries remained unchanged from May 1998. However, officer and directors' expense was lower because there was one less officer and one less director

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


for the latest quarter. Medical claims under the Company's self- insured plan were lower for 2000's first quarter while office rent was higher but will be reduced in future as a result of a sublease of a portion of the leased space.

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

          Charges for this expense item decreased from 1999's first quarter commensurate with decreased production even though there were additional development expenditures incurred in the intervening period. Reduced proved reserves last year which resulted from lower crude oil prices were responsible for a higher depletion rate in 1999's quarter for some properties, but because production was curtailed the rise in overall depletion expense for 1999 was somewhat reduced. Despite the depreciation expense being lower in 2000's first quarter, the depletion rate of $.76 per Mcfe was identical to 1999's like period rate.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Exploration charges of $1,412,000 for 2000 were up significantly over 1999's $119,000. Costs for the first quarter included $476,000 to sidetrack the Long #3 which was under way over the expiration of the primary term of the lease but had its operations ceased when it was learned that the Long #4 well had failed to find commercial natural gas reserves in the upper Massive zone of the middle Wilcox. For the Long #4 well, its dry hole costs totaled $805,000 during the quarter. An additional $60,000 was accrued in the quarter for abandonment of the Long #3 and #4 wells. During 1999's quarter, $47,000 was expensed for undeveloped leases in Texas as a result of an offset dry hole being drilled.

          Whenever a company using the successful efforts method of accounting is involved in an exploratory program which represents a significant part of its budget, that company is automatically subjected to the risk that its net earnings for any given quarter or year will be impacted negatively by wildcat dry holes. The numerous exploratory well bores involved at Columbus' El Squared prospect that have already been or required to be drilled to properly evaluate the various fault blocks and/or potential producing horizons certainly fit that circumstance. Shareholders have been forewarned that net earnings and GAAP cash flow may not be truly indicative of the Company's operational activity. This is why management has suggested that shareholders may wish to follow its own program of placing more emphasis on DCF from period to period and ignore net earnings results. Comparing EGY's results with net earnings or cash flows of other companies who use the full cost accounting method is unrealistic and ill advised since they capitalize exploratory costs.

          Impairments

          No impairment loss was necessary for either of the first quarters. The price recovery of both natural gas and crude oil has further increased the current fair market value of reserves above remaining book value of each cost pool.

          Litigation Expense

          The litigation expense relates to the Maris E. Penn, et al lawsuit described in Note 4 of the Notes to the Financial Statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Interest Expense

         Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average level of bank debt outstanding has been higher during the 2000 quarter than in 1999. The average bank interest rate paid this latest quarter was 7.5% which compares to 6.7% in 1999.

          Income Taxes

          During the first quarter of 2000, the net deferred tax asset increased to $1,372,000. The asset is comprised of a $160,000 current portion and $1,212,000 long-term asset. The estimated increase in deferred tax assets was $235,000 during the first quarter. The valuation allowance has remained unchanged thus far in 2000. The effective tax rate for 2000 is 34%. See Note 3 to the consolidated financial statements for further explanation of income taxes.

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

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

          Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations. See Notes (4) and (5) of the Notes to the Financial Statements regarding the Maris E. Penn, et al lawsuit and alleged breach of lease obligation.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                     27 - Financial data schedule - February 29, 2000.

             (b)     Reports on Form 8-K

                     Report filed on March 1, 2000 related to press release dated February 23, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       COLUMBUS ENERGY CORP.
                                                           (Registrant)

DATE:    April 13, 2000                            /s/ Harry A. Trueblood, Jr.
     -----------------------------                 ---------------------------
                                                   Harry A. Trueblood, Jr.
                                                   Chairman, President and
                                                   Chief Executive Officer
                                                   (a duly authorized officer)



DATE:    April 13, 2000                            /s/ Ronald H. Beck
     -----------------------------                 ------------------
                                                   Ronald H. Beck
                                                   Vice President
                                                   (Chief Accounting Officer)