Form 10-Q
period 2000-05-31
COLUMBUS ENERGY CORP
filed 2000-07-12
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      May 31, 2000
                                        ----------------------
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  --------------

Commission File Number:       001-9872
                        ----------------------



                              COLUMBUS ENERGY CORP.
            --------------------------------------------------------
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

                                 (303) 861-5252
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X           No
                                            ----            ------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at July 12, 2000
-----------------------------       ----------------------------
Common stock, $.20 par value                 3,751,668

                              COLUMBUS ENERGY CORP.

                                      INDEX

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                May 31, 2000 and
                November 30, 1999                                          3

              Consolidated Statements of Operations -
                Three Months and Six Months Ended
                May 31, 2000 and 1999                                      5

              Consolidated Statement of
                Stockholders' Equity -
                Six Months Ended May 31, 2000                              6

              Consolidated Statements of Cash Flows -
                Six Months Ended May 31, 2000
                and 1999                                                   7

              Notes to the Consolidated Financial Statements               9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                     15

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                           27

     Item 2.  Not Applicable

     Item 3.  Quantitative and Qualitative Disclosure
                 About Market Risk                                        27

     Item 4.  Submission of Matters to a Vote of
                 Security Holders                                         27

     Item 5.  Not Applicable

     Item 6.  Exhibits and Reports
                 on Form 8-K                                              27

     Signatures                                                           28

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                     May 31,             November 30,
                                                                      2000                   1999
                                                                   -----------           ------------
                                                                   (unaudited)
                                                                            (in thousands)
Current assets:
  Cash and cash equivalents                                          $  1,892               $  1,850
  Accounts receivable:
    Joint interest partners                                             1,183                  1,780
    Oil and gas sales                                                   1,667                  1,501
    Allowance for doubtful accounts                                      (116)                  (116)
  Deferred income taxes (Note 3)                                          110                    200
  Inventory of oil field equipment,
    at lower of average cost or market                                     84                    106
  Other                                                                   108                     80
                                                                      -------                -------

        Total current assets                                            4,928                  5,401
                                                                      -------                -------

Deferred income taxes (Note 3)                                          1,025                    937

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                                                    37,455                 36,862
  Other property and equipment                                          1,844                  1,836
                                                                      -------                -------

                                                                       39,299                 38,698
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                                          (23,963)               (22,506)
                                                                      -------                -------

        Net property and equipment                                     15,336                 16,192
                                                                      -------                -------

                                                                     $ 21,289               $ 22,530
                                                                     ========               ========

                                   (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                     May 31,             November 30,
                                                                      2000                   1999
                                                                   -----------           ------------
                                                                   (unaudited)
                                                                            (in thousands)
Current liabilities:
  Accounts payable                                                   $   2,069              $   2,352
  Undistributed oil and gas
   production receipts                                                     417                    386
  Accrued production and property taxes                                    385                    738
  Prepayments from joint interest owners                                   199                    200
  Accrued expenses                                                         477                    494
  Income taxes payable (Note 3)                                              2                     30
  Other                                                                     36                     32
                                                                        ------                 ------

        Total current liabilities                                        3,585                  4,232
                                                                        ------                 ------

Long-term bank debt (Note 2)                                             5,200                  5,500

Commitments and contingent liabilities
  (Notes 4 and 5)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                                        -                      -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,650,748 in 2000, and 4,645,303 in 1999
    (outstanding 3,744,374 in 2000 and
    3,800,558 in 1999)                                                     930                    929
  Additional paid-in capital                                            20,097                 20,069
  Accumulated deficit                                                   (2,629)                (2,655)
                                                                        ------                 ------
                                                                        18,398                 18,343
  Less: Treasury stock at cost
          906,374 shares in 2000 and
          844,745 shares in 1999                                        (5,894)                (5,545)
                                                                        ------                 ------
        Total stockholders' equity                                      12,504                 12,798
                                                                        ------                 ------
                                                                     $  21,289              $  22,530
                                                                        ======                 ======


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Six Months Ended                    Three Months Ended
                                                                   May 31,                                 May 31,
                                                           -----------------------                -------------------------
                                                           2000               1999                2000                 1999
                                                           ----               ----                ----                 ----
                                                                      (in thousands, except per share data)
Revenues:
  Oil and gas sales                                      $ 6,071            $ 4,304              $ 3,331              $ 2,271
  Operating and management

    services                                                 693                672                  323                  336
  Interest and other income                                   69                 47                   36                   20
                                                         -------            --------             --------             -------
    Total revenues                                         6,833              5,023                3,690                2,627
                                                         -------            --------             --------             -------

Costs and expenses:
  Lease operating expenses                                 1,022                843                  477                  421
  Property and production taxes                              585                499                  301                  255
  Operating and management

    services                                                 434                473                  203                  222
  General and administrative                                 877                776                  549                  440
  Depreciation, depletion and
   amortization                                            1,482              1,724                  731                  834
  Impairments                                                  -                503                    -                  503
  Exploration expense                                      1,690                344                  278                  225
  Litigation expense (Note 4)                                367                 17                  209                   13
  Advisory fees                                              119                  -                  119                    -
                                                         --------           --------             --------             -------
    Total costs and expenses                               6,576              5,179                2,867                2,913
                                                         --------           --------             --------             -------

      Operating income (loss)                                257               (156)                 823                 (286)
                                                         --------           --------             --------             --------

Other expenses (income):
  Interest                                                   217                175                  110                   91
  Other                                                        -                  3                    -                    2
                                                         -------            ---------            -------              -------
                                                             217                178                  110                   93
                                                         -------            --------             --------             -------
    Earnings (loss) before

      income taxes                                            40               (334)                 713                 (379)

Provision (benefit) for income
  taxes (Note 3)                                              14               (127)                 243                 (144)
                                                         -------            --------             -------              --------
    Net earnings (loss)                                  $    26            $  (207)             $   470              $  (235)
                                                         =======            ========             =======              ========

Earnings (loss) per share (Note 7):

    Basic                                                $   .01            $  (.05)             $   .13              $  (.06)
                                                         =======            ========             =======              ========
    Diluted                                              $   .01            $  (.05)             $   .13              $  (.06)
                                                         =======            ========             =======              ========

Weighted  average  number  of  common  shares  and  common   equivalent   shares
  outstanding:

    Basic                                                  3,761              3,946                3,748                3,883
                                                         =======            ========             =======              =======
    Diluted                                                3,763              3,946                3,753                3,883
                                                         =======            ========             =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the Six Months Ended May 31, 2000
                                   (Unaudited)




                                           Common Stock            Additional                    Treasury Stock
                                    --------------------------      Paid-in    Accumulated    ---------------------
                                         Shares        Amount       Capital     Deficit         Shares       Amount
                                    -------------  -----------    ----------  -----------     ----------    -------
                                                             (dollar amounts in thousands)
Balances,
  December 1, 1999                   4,645,303       $   929       $20,069      $(2,655)        844,745      $(5,545)

Purchase of shares                           -             -             -            -          63,000         (358)
Shares issued for Stock
  Purchase Plan                          5,445             1            28            -          (1,371)           9
Net earnings                                 -             -             -           26               -            -
                                     ---------       -------       -------      -------         -------       ------

Balances,
  May 31, 2000                       4,650,748       $   930       $20,097      $(2,629)        906,374      $(5,894)
                                     =========       =======       =======      =======         =======       ======



The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended May 31,
                                                                        ------------------------
                                                                         2000              1999
                                                                        ------            -----
                                                                             (in thousands)

Net earnings (loss)                                                    $    26           $   (207)

Adjustments to reconcile  net earnings  (loss)
  to net cash  provided by operating
  activities:
    Depreciation, depletion, and
      amortization                                                       1,482              1,724
    Impairments                                                              -                503
    Deferred income tax provision (benefit)                                  2               (168)
    Exploration expense, noncash portion                                     -                 80
    Other                                                                   35                 84
Net change in operating assets and
  liabilities                                                             (369)              (726)
                                                                      --------            -------
        Net cash provided by
          operating activities                                           1,176              1,290
                                                                      --------            -------

Cash flows from investing activities:

  Proceeds from sale of assets                                              66                  -
  Additions to oil and gas properties                                     (563)            (1,641)
  Additions to other assets                                                 (9)               (11)
                                                                      --------            -------
        Net cash used in
          investing activities                                            (506)            (1,652)
                                                                      --------            -------

Cash flows from financing activities:
  Proceeds from long-term debt                                             300                900
  Reduction in long-term debt                                             (600)              (300)
  Proceeds from issuance of
    common stock                                                            29                128
  Purchase of treasury stock                                              (357)            (1,421)
                                                                      --------            -------
        Net cash used in financing
          activities                                                      (628)              (693)
                                                                      --------            -------

Net increase (decrease) in cash and
  cash equivalents                                                          42             (1,055)
Cash and cash equivalents at
  beginning of period                                                    1,850              2,003
                                                                        ------            -------
Cash and cash equivalents at
  end of period                                                        $ 1,892           $    948
                                                                        ======            =======


                                   (continued)

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)



                                                                        Six Months Ended May 31,
                                                                        ------------------------
                                                                         2000              1999
                                                                        ------            -----
                                                                             (in thousands)

Supplemental disclosure of cash flow information:

    Cash paid (received) during the period for:

      Interest                                                         $   218           $    174
                                                                        ======            =======
      Income taxes, net of refunds                                     $    40           $     21
                                                                        ======            =======

Supplemental disclosure of non-cash investing and financing activities:

    Non-cash compensation expense
      related to common stock                                          $    35           $     81
                                                                        ======            =======














The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

          The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of management's estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of May 31, 2000 and November 30, 1999, and the results of its operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

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

     The borrowing base is limited to $10,000,000 and subject to semi-annual redetermination for any increase or decrease. At May 31, 2000 outstanding borrowings on the revolving line of credit were $5,200,000 and the unused borrowing base available was $4,800,000. A commitment fee of 1/4 of 1% for any unused portion of the amount which is the difference between the borrowing base and the outstanding borrowings is payable quarterly.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(3)  INCOME TAXES

          The provision (benefit) for income taxes consists of the following (in thousands):

                                                     Six Months Ended May 31,
                                                     ------------------------
                                                       2000           1999
                                                       ----           ----
Current:
          Federal                                     $    2         $   17
          State                                           10             24
                                                       -----          -----
                                                          12             41
                                                       -----          -----

Deferred:
          Federal                                          2           (165)
          Use of loss carryforwards                        -              4
          State                                            -             (7)
                                                       -----          -----
                                                           2           (168)
                                                       -----          -----

  Total income tax (benefit) expense                  $   14         $ (127)
                                                       =====          ======

          During the six months of fiscal 2000, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                        Current Year
                                         ---------------------------------------
                                         December 1,     Operations/     May 31,
                                             1999           Other         2000
                                           --------      -----------     ------

     Deferred tax assets:
       Pre-1987 loss carryforwards          $  440       $     -         $  440
       Post-1987 loss carryforward             617             -            617
       Percentage depletion
         carryforwards                       1,650             -          1,650
       State income tax loss
         carryforwards                         124             -            124
       Other                                   387             2            389
                                           -------        ------         ------
                 Total                       3,218             2          3,220
          Valuation allowance
            (long-term)                     (1,286)            -         (1,286)
                                           -------        ------         ------
          Deferred tax assets                1,932             2          1,934
                                           -------        ------         ------

     Deferred tax liabilities-
       Depreciation, depletion and
         amortization and other               (795)           (4)          (799)
                                          --------        ------         ------
         Net tax asset (liability)        $  1,137        $   (2)       $ 1,135
                                          ========        ======        =======

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(4)  LITIGATION

     On October 7, 1998, Columbus was served with a complaint in a lawsuit styled Maris E. Penn, Michael Mattalino, Bruce Davis, and Benjamin T. Willey, Jr. vs. Columbus Energy Corp., Cause No. 98-44940 in the 55th District Court of Harris County, Texas. The plaintiffs were parties to a September 1994 settlement agreement that provided for the conveyance of overriding royalty interests in leases acquired by Columbus in certain portions of Harris County. Plaintiffs claimed Columbus was also obligated under the settlement agreement but failed to acquire and develop all leases available within a described portion of Harris County as a reasonably prudent operator. Plaintiffs claimed damages based upon their alleged right to a 3% overriding royalty interest in leases drilled by third parties within that described area. Columbus denied those allegations.

        A five-day trial which began on May 22, 2000 resulted in the jury returning a verdict in favor of Columbus. Specifically, the jury found that Columbus had not breached its obligations to act as a reasonably prudent operator in pursuing development of properties located within the area of mutual interest. The remaining step toward closing the case is for the Court to enter the verdict as a judgment. While the Plaintiffs have the right to appeal the judgment to the Court of Appeals in Houston it is not anticipated that will occur.

        On May 4, 2000, Columbus was served with a complaint in a lawsuit styled Fred E. Long and ENCO Exploration Company v. Columbus Energy Corp., Cause B-00-1171-0-CV-B in the 156th Judicial District Court of Bee County, Texas. Fred
E. Long and his company, ENCO Exploration Company, have sued Columbus regarding the Long No. 4 well. Long/ENCO combined own a 25% working interest and contend that the Long No. 4 was not drilled at the location approved by the participating working interest owners. They seek return of their proportionate share of the drilling costs as damages, approximately $300,000. Columbus contests the Long/ENCO allegations.

(5)     COMMITMENTS AND CONTINGENT LIABILITIES

        The Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk which are entered into in the normal course of business to partially reduce its exposure to fluctuations in the

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


price of crude oil and natural gas. Those instruments involve, to varying degrees, elements of market and credit risk in excess of the amount recognized in the balance sheets.

        The Company's current crude oil hedge outstanding is a twelve month costless "collar" for 7,500 barrels per month for the period September 1, 1999 through August 31, 2000. This "collar" is settled monthly against the calendar monthly average price on the NYMEX with a $17.50 per barrel floor and $22.25 per barrel ceiling below or above which such monthly average Columbus receives or pays the difference. This increases or reduces oil revenues monthly if such occurs. During the second quarter and six months of fiscal 2000, oil sales were reduced by $131,000 and $249,000, respec tively, since oil prices exceeded the $22.25 ceiling price each month during the periods. Subsequently, for the month of June 2000, oil sales will be reduced by $70,000. If during the remaining period of July and August 2000 NYMEX prices equal the prices quoted as of June 30, 2000 as an average for each of those months, the settlement value would be $138,000 and would further reduce crude oil sales by such an amount.

        The Company is not aware of any events of noncompliance in its operations with environmental laws and regulations nor of any potentially material contingencies related to environmental issues. Management cannot predict what future environmental control problems may arise or what environmental regulations and requirements might be enacted by jurisdictional authorities in its various operational areas in future.

(6)     RELATED PARTY TRANSACTIONS

        CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement was made by Resources to Columbus for services provided by its officers and employees for managing Resources in the past which effectively reduced Columbus' general and administrative expense. Such reimbursement totaled $32,000 for the first six months of 1999. On March 31, 1999, the agreement was terminated pursuant to a 90 day notice period.

        The Company has been a party to an arrangement with Mark Butler, geologist and 50% owner of Trumark Production Company ("TPC"), during fiscal 1999 and 2000 whereby Mr. Butler would provide Columbus with 70 hours per month of geological and geophysical consulting services (including related work

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


station usage) at a rate of $170 per hour. John B. Trueblood, son of Columbus' CEO Harry A. Trueblood, Jr., owns the other 50% of TPC. The retainer fees paid to TPC were $86,000 and $76,000 during first half 2000 and 1999, respectively.

(7)     EARNINGS PER SHARE

        The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                                Six Months      Three Months
                                               Ended May 31,    Ended May 31,
                                               -------------    -------------
                                               2000     1999    2000     1999
                                               ----     ----    ----     ----
                                                       (in thousands,
                                                   except per share data)

Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted EPS (numerator)                   $   26   $ (207)  $  470  $ (235)
                                               =====    =====    =====   =====

Shares (denominator):
  Basic EPS                                    3,761    3,946    3,748   3,883
  Effect of dilutive option shares                 2        -        5       -
                                               -----    -----    -----   -----
  Diluted EPS                                  3,763    3,946    3,753   3,883
                                               =====    =====    =====   =====

Per share amount:
  Basic EPS                                   $  .01   $ (.05)  $  .13  $ (.06)
                                               =====    =====    =====   =====
  Diluted EPS                                 $  .01   $ (.05)  $  .13  $ (.06)
                                               =====    =====    =====   =====

Number of shares not included in dilutive
  EPS that would have been  antidilutive
  because exercise price of options was
  greater than the average market
  price of the common shares                     507      460      507     532
                                               =====    =====    =====   =====

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(8)     INDUSTRY SEGMENTS

        The Company operates primarily in two business segments of (1) oil and gas exploration and development and (2) providing services as an operator, manager and gas marketing advisor.

        Summarized financial information concerning the business segments is as follows:

                                    Six Months      Three Months
                                   Ended May 31,    Ended May 31,
                                   -------------    -------------
                                   2000     1999    2000     1999
                                   ----     ----    ----     ----
                                           (in thousands)

Operating revenues from
  unaffiliated services:

    Oil and gas                   $6,076   $4,309   $3,333  $2,251
    Services                         757      714      357     376
                                  ------   ------   ------  ------
      Total                       $6,833   $5,023   $3,690  $2,627
                                   =====    =====    =====   =====

Depreciation, depletion
  and amortization:
    Oil and gas                   $1,451   $1,695   $  716  $  820
    Services                          31       29       15      14
                                   -----    -----    -----   -----
      Total                       $1,482   $1,724   $  731  $  834
                                   =====    =====    =====   =====

Operating income (loss):
  Oil and Gas                     $1,327   $  425   $1,561  $   27
  Services                           (74)     195      (70)    127
  General corporate
    expense                         (996)    (776)    (668)   (440)
                                  ------    -----    -----   -----
      Total operating income         257     (156)     823    (286)
Interest expense and other          (217)    (178)    (110)    (93)
                                  ------    -----    -----   -----

  Earnings (loss) before
    income taxes                  $   40   $ (334)  $  713  $ (379)
                                   =====    =====    =====   =====

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

          The following summarizes the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes.

Liquidity and Capital Resources

          As previously announced in February 2000, Arthur Andersen LLP's Global Energy Corporate Finance team was selected to assist Directors to explore various strategic alternatives that could maximize shareholder value. Shareholders had previously been informed that several major shareholders had expressed a preference for a tax free swap versus a cash sale but the Board of Directors indicated it planned to consider those offers submitted following an appropriate review by its financial advisors. The advisory team prepared a detailed informational report about Columbus' assets as well as its field, administrative and technical personnel and this was made available for all interested parties who signed a confidentiality agreement. Such parties were requested to submit an indication of their interest in an acquisition which procedure was designed to narrow prospective suitors to a manageable number. Following discussions and screening of submitted proposals by the financial advisors with the Board of Directors, the more likely acquirors were invited to visit a data room. Completion of a transaction by early fall, while desirable, is certainly not set in concrete nor is there any assurance that a satisfactory agreement will be forthcoming from this undertaking. Based on the current activity level of mergers and acquisitions in the domestic energy industry, management is optimistic that a deal might be consummated with one of those potential acquirors.

          During second quarter of 2000, the liquidity outlook improved as oil and gas sales increased almost 50% over 1999's period. The Company's natural gas prices averaged 57% higher than 1999's second quarter while crude oil prices were 59% higher along with increased crude oil production. This improvement was partially offset by declines in natural gas production and the crude oil hedge.

          Second quarter 2000 had higher exploration expenses of $278,000 which, after being tax effected, reduced earnings by $183,000, or $.05 per share. Also, net earnings were adversely affected by unusual, non-recurring charges such as advisory fees and other expenses connected with exploring strategic alternatives as well as the litigation expenses connected with the successful defense of the Mattalino, et al lawsuit. Net earnings for the second quarter 2000, despite those charges, still reached $470,000, or $0.13 per share, compared with last year's quarter net loss of $235,000, or $0.06 per share.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


         Stockholders' equity as of the end of 2000's first six months decreased to $12,504,000 from $12,798,000 at November 30, 1999 primarily the result of a repurchase of 63,000 treasury shares.

          Positive working capital combined with the Company's anticipated cash flow is expected to provide more than sufficient funds for the fiscal 2000 capital expenditure program. The unused portion of the $10,000,000 bank credit facility has previously been targeted by management for acquisitions of oil and gas properties, but can be used for any legal corporate purpose. It is expected that excess cash flow will be utilized to reduce bank debt.

          Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be determined after giving effect to working capital changes. Accordingly, GAAP's net cash provided from operating activities can fluctuate widely. Net cash provided by operating activities was $1,176,000 for the first six months of 2000, which compares with $1,290,000 provided by operating activities for the same period last year. GAAP defined operating cash flow for the six months of 2000 was adversely affected by the unusually large first quarter expenses attributed to exploratory dry holes near Beeville, Texas.

          As regularly noted in prior reports, management places greater reliance upon an important alternative method of computing cash flow which is generally known as Discretionary Cash Flow ("DCF"). DCF is not in accordance with GAAP but is commonly used in the industry as this method calculates cash flow before working capital changes or deduction of exploration expenses since the latter can be increased or decreased at management's discretion. DCF is often used by successful efforts companies to compare their cash flow results with those independent energy companies who use the full cost accounting method whereby exploration expenses are capitalized and do not immediately adversely affect either operating cash flow or net earnings. Columbus' DCF for the first six months of fiscal 2000 was $3,235,000 up 42% from 1999's similar period of $2,280,000 when more shares were outstanding. DCF continued to improve during second quarter of 2000 to $1,729,000 from the $1,506,000 realized during the first quarter of 2000. As discussed below in "Results of Operations," cash flow from significant production from two new wells is expected to increase DCF during the third and fourth quarters of fiscal 2000 and might exceed record levels set in 1997. DCF is calculated without debt retirement being considered but in Columbus' case this does not matter as current bank debt requires no principal payments before August 1, 2001. Interest expense is always deducted before arriving at DCF.

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

          Neither DCF nor operating cash flow before working capital changes is allowed to be substituted for net income or for cash available from operations as defined by GAAP. Furthermore, currently reported cash flows, however defined, are not necessarily indicative that there will be sufficient funds for all future cash requirements. For the first six months of 2000 and 1999 GAAP cash flow was lower than DCF.

          As previously indicated, the Company partially hedged its crude oil prices while the Company's natural gas revenues are fully exposed to price fluctuations, both positive and negative. The non-hedged portion of its crude oil revenues are similarly exposed to price fluctuations.

          The Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk. These are entered into in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas and may involve elements of market and credit risk in excess of the amount recognized in the balance sheets.

          The only hedge in existence as of May 31, 2000 was a twelve month costless "collar" for 7,500 barrels per month which expires August 31, 2000. This hedge is more fully described in Note 5, "Commitments and Contingent Liabilities", in the Notes to the Consolidated Financial statements.

          As described in Note 2 "Long-Term Debt" at May 31, 2000, Columbus had outstanding bank borrowings of $5,200,000 against its $10,000,000 line of credit with Norwest Bank Denver, N.A. which is collateralized by its oil and gas properties. On that same date, the ratio of net long-term debt (debt less working capital) to total assets was 0.18. The outstanding debt used a LIBOR option with an average interest rate of 8.2%. Subsequent to the end of the second quarter and through July 14, 2000, long-term debt will be reduced by a total of $300,000 to $4,900,000. The net increase (or decrease) in long-term debt directly affects cash flows from financing activities as do the purchase of

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


treasury shares. For the Company's floating rate debt, interest rate changes generally do not affect its fair market value but does impact future results of operations and cash flows, assuming other factors remain constant. The carrying amount of the Company's debt approximates its fair value.

          Working capital at May 31, 2000 was a positive $1,343,000, up from $1,169,000 at November 30, 1999, despite $684,000 spent for additions to oil and gas properties, a significant amount of exploration expenditures, and a purchase of 63,000 treasury shares for $357,000 during the first half of fiscal 2000.

          The Company's Board of Directors has authorized over the last several years the repurchase of common shares from the market at various "not to exceed" price levels. As of May 31, 2000 a total of 60,384 shares remained unpurchased from the most recent authorizations at a price not to exceed $6.00 per share.

          During first six months of 2000, capital expenditures actually incurred for oil and gas properties totaled $684,000 (which amount excludes $1.7 million for exploratory dry holes and other exploration expenses) and differs from the capital expenditure shown in the Consolidated Statement of Cash Flows. The latter also includes cash payments made during 2000 for 1999 expenditures which had been incurred but not yet paid as of 1999's year end. Similarly, some expenditures accrued during fiscal 2000's first six months period were not actually paid until subsequent to the end of the period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


RESULTS OF OPERATIONS

          Gross revenues increased by 40% over last year's second quarter and operating income increased to $823,000 in the current quarter compared to a loss of $286,000 last year. Other comparisons for the 2000 quarter and six month periods versus 1999 related to prices, production and oil and gas sales appear in tabular form below.

          During 2000's second quarter four gross wells (1.60 net WI) were drilled. These included two (.66 net WI) gas development wells in Webb County, Texas, and one (.04 net WI) dry hole located in the same area. One (.90 net WI) exploratory oil recompletion attempt in a new zone in an existing well in Montana was abandoned during the quarter.

          The most significant development was a new gas well, the Hachar #36, in which Columbus owns a 200% cost recovery 53.7% net revenue interest. This was the result of numerous non-consent interests so this net revenue interest reduces to 3.8% after that 200% recovery. This outstanding well commenced production on May 10, 2000 and is producing in excess of 5,000,000 cubic feet of natural gas and 100 barrels of condensate per day. Although the revenue and production from the Hachar #36 benefited Columbus for less than one month during second quarter, it will have a very large impact during the third quarter.
Payout of 200% of costs is expected to come from about four months of production, or less, depending on price.

          Subsequent to the end of the quarter during June, Columbus successfully recompleted an additional exploratory well in a "behind-the-pipe" Duperow zone in the Lien #2 located in Richland County, Montana. This added zone initially raised production to in excess of 100 barrels of crude oil per day but since has declined to approximately 75 barrels per day in early July. Columbus owns 100% WI in this well.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Oil and Gas Revenues and Operating Costs

          The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between the periods presented as follows:

                                           Second Quarter                           Six Months
                                 ---------------------------------       -------------------------------
                                  2000         1999         Change           2000        1999     Change
                                 ------       ------        ------           ----        ----     ------

Natural gas revenues M$          $2,356       $1,678         40 %          $ 4,131     $ 3,318     25 %
Oil revenue M$                   $  975       $  593         64 %          $ 1,940     $   986     97 %

Natural gas sales volumes:
  Millions of cubic feet (MMCF)     723          810        (11)%            1,429       1,686    (15)%
  MCF/day                         7,853        8,803                         7,809       9,266

Oil sales volumes:
  Barrels                        40,600       39,402          3 %           81,863      77,347      6 %
  Barrels/day                       441          428                           447         425

Average price received:
  Natural gas - $/MCF            $ 3.26       $ 2.07         57 %           $ 2.89     $  1.97     47 %
  Oil - $/BBL                    $23.99       $15.05         59 %           $23.69     $ 12.75     86 %

          Natural gas revenues for the quarter increased by 40% over 1999's second quarter due to 57% higher prices which were partially offset by 11% lower sales volumes. Similarly, the six month period for 2000 had 25% higher natural gas revenues due to 47% higher prices offset by 15% lower sales volumes. Average gas prices improved steadily from depressed price levels during the early part of 1999 that were a result of a very warm winter and relatively high storage inventory replaced by summer's strong demand for cooling load and storage refill. Supply shortfalls due to little or no excess gas capacity have caused prices to exceed $4.00 per Mcf subsequent to quarter's end. Comparable periods showed lower sales volumes in 2000 versus 1999 as a result of normal production declines in older wells which were not offset by a development well program in late 1999 and early 2000. However, second quarter successes in Webb County already placed on production and a potentially successful Upper Wilcox completion at the Long #5 has improved the outlook for a material increase in gas production in fiscal 2000's last half.

Oil revenues for 2000's second quarter rose by 64% over the 1999 quarter because average prices rose by 59% and sales volumes were 3% higher. Comparative six month's results show 97% greater oil revenues because average prices were up 86% and sales volumes up 6%. Oil revenues and average prices for 2000 were reduced due to the crude oil hedge. Oil production had previously declined steadily for the past few years commensurate with a lack of development drilling activity due to low crude oil prices and lack of certainty of improvement. During 1999's first half several oil wells were temporarily shut-in due to those low crude oil prices and did not resume production until later that year. There was one exploratory gas well that found oil in Harris County, Texas, which was drilled

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


during fiscal 1998. This was connected to a gas line and commenced flowing 200 barrels of oil per day with associated gas during June 1999. Columbus' 19.5% working interest in that well helped provide the slight improvement in crude oil production reported for last half of 1999 and first half of 2000 versus earlier periods. Prices for crude oil have continued to move upwards due to strong demand and a restrictive production program instigated by OPEC. This program was recently loosened by that group with their announced objective being a "basket" of oil prices to average about $25 per barrel.

          Columbus' second quarter sales volumes of natural gas averaged 7,853 Mcfd while oil and liquids sales volumes were 447 barrels per day which equates to a daily sales volume of 10,536 MCF equivalent (Mcfe). This compares with 1999's second quarter rate of 11,407 Mcfe, an 8% decrease. As stated before, this reduction was attributable to the lack of new development wells being drilled along with a lack of exploratory success at Columbus' El Squared prospect. Production from the previously mentioned Hachar #36 and Lien #2 wells has already reversed this decline thus far in Columbus' third quarter. For comparative six month's periods, average daily sales volumes were 10,532 Mcfe in 2000 versus 11,849 Mcfe in 1999 which were adversely affected by the aforementioned reasons.

          Lease operating expenses for the second quarter and first half of 2000 were 21% and 13% higher, respectively, than similar periods in 1999. Most of the increase was in the Williston Basin in Montana and the Sralla Road field in Texas where several wells had workover costs including repairs and replacements of equipment. Periodic expensive workovers and replacement of downhole and surface equipment on older wells is a normal occurrence. However, several older Williston Basin wells were shut-in during 1999's first half which accounts for lower operating costs last year. Lease operating costs on an Mcfe basis were $0.49 in the second quarter of 2000 compared to $0.40 in 1999 while operating costs as a percentage of revenues were 14% in 2000 versus 19% in 1999 with its lower prices but reduced costs. For comparative six month's periods, lease operating costs were $0.53 per Mcfe in 2000 and $0.39 in 1999 but first half lease operating costs as a percentage of revenues were 17% in 2000 and 20% in 1999.

          Production and property taxes approximated 10% of revenues in 2000 and 12% in 1999. These taxes vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since most of the local jurisdiction's property taxes in Texas are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Operating and Management Services

     This segment of the Company's business is comprised of operations and services conducted on behalf of third parties which includes compressor operations and salt water disposal facilities.

          Operating and management services gross profit was as follows:

                                                     2000                 1999
                                                     ----                 ----
                 Second quarter                    $120,000            $114,000
                 Six Months                        $259,000            $199,000

          Effective March 1, 2000, the Company no longer is serving as contract operator for wells in the Berry R. Cox field in South Texas, which generated $23,000 of profit during 2000's first quarter. During first quarter 1999, sizable compressor repairs reduced profits for that period.

          Interest Income

          Interest income is earned primarily from short-term invest ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income increased in the second quarter of 2000 to $36,000 from $19,000 in 1999's second quarter because of a larger amount of investments resulting from higher natural gas and crude oil prices and short-term interest rates.

     General and Administrative Expenses

          General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category.

          The Company's general and administrative expenses were as follows:

                                                  2000              1999
                                                  ----              ----
                 Second quarter                $549,000           $440,000
                 Six months                    $877,000           $776,000

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Second quarter expenses exceeded last year's due to cash bonuses of $178,000 in May with no stock option grants compared to 1999 incentive bonuses of $80,000 ($58,000 non-cash) plus grants of stock options to all officers. Also, there was a previously disclosed total phase-out of reimbursement for management services provided Resources during 1999. Salary increases were granted effective December 1, 1999 for non-officer employees and officer salaries were increased May 1, 2000 after being frozen at prior year levels during 1999. However, total officer and directors' expense was reduced because there was one less officer and one less director during 2000. Medical claims under the Company's self- insured plan were higher for 2000's second quarter and first half. Office rent was slightly lower during second quarter in 2000 compared to 1999 as a result of a sublease of a portion of the leased space but for the six months period, rent expense and office parking was higher due to an increase in the monthly rent. Both the second quarter and six month periods' outside contract and professional services were reduced in fiscal 2000 versus 1999.

         Unusual expenses were incurred during second quarter which relate to exploring various strategic alternatives for the Company by use of financial advisors. These totaled $119,000 and appear under expenses as "Advisory fees".

         Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization of oil and gas assets are calculated based upon the units of production for the period compared to proved reserves of each successful efforts property field. This expense is not only directly related to the level of production, but is also dependent upon past costs to find, develop, and recover related reserves in each of the fields. Depreciation and amortization of office equipment and computer software is also included in the total charge.

          Charges for this expense item decreased from 1999's second quarter commensurate with decreased production even though there were some additional development expenditures incurred in the intervening period. Reduced proved reserves last year which resulted from lower crude oil prices were responsible for a higher depletion rate in 1999's second quarter for some properties, but since production was curtailed in several wells, the rise in overall depletion expense for 1999 lessened. Despite the depreciation expense being lower in 2000's first quarter, the depletion rate of $.76 per Mcfe was identical to 1999's like period rate. The depletion rate for second quarter 2000 was $.73 per Mcfe compared to $.77 per Mcfe for that like period of 1999. The decrease was attributable to decreased production from fields having higher rates and increased production from the Laredo area where there is a lower depletion rate.

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

          Exploration charges of $278,000 for 2000's second quarter were up from 1999's $225,000 and included $196,000 recompletion and abandonment costs for a 90%-owned exploratory well in Montana. A total of $160,000 was expensed for participation in two shallow exploratory dry holes last year.

          First half of fiscal 2000 exploration charges of $1,690,000 were up significantly over 1999's. Most of these charges were incurred during the first quarter during the sidetrack and testing phase of the Long #4 ($805,000) and the initiation of a sidetrack of the Long #3 ($476,000) over the expiration of the primary term of the lease. The latter operation was halted when it was learned that the Massive Sand in the Long #4 failed to yield commercial rates of gas production. Also, an accrual of $60,000 for abandonments of those wells was made. An additional $28,000 was expensed during the second quarter to plug the two wells. During 1999's first quarter, $47,000 was expensed for undeveloped leases as a result of an offset dry hole being drilled.

          Whenever a company using the successful efforts method of accounting is involved in an exploratory program which represents a significant part of its budget, that company is automatically subjected to the risk that its net earnings for any given quarter or year will be impacted negatively by wildcat dry holes. Shareholders have been previously forewarned that net earnings and GAAP cash flow for a given period may not be truly indicative of the Company's operational activity. This is why management has suggested that shareholders may wish to follow management's program of placing more emphasis on DCF from period to period while essentially ignoring net earnings results. Comparing Columbus' results with net earnings or cash flows of companies who use the full cost accounting method is unrealistic since they capitalize exploratory costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


          Impairments

          No impairment loss was required for fiscal 2000's first half as the higher prices of both natural gas and crude oil also contributed to an increase in the fair market value of reserves above remaining book value of each cost pool.

          Last year at the end of the second quarter, there was a pre- tax, non-cash impairment loss of $503,000 recorded. The improvement in crude oil prices up to that time was insufficient to justify restoration of proved undeveloped reserves in one of the Williston Basin's cost pools because the return on new investments would be unsatisfactory. Therefore, restoration of undeveloped reserves was deferred and the shortfall of $253,000 between remaining book value of the pool and the current fair market value of reserves was recognized as a charge. Elsewhere, an unexpected influx of water in natural gas wells in a shallow gas property in Jim Wells County, Texas brought about premature abandonment of producing zones and natural gas reserves thereby generating a pre- tax, non-cash impairment of $250,000.

          Litigation Expense

          The litigation expense relates to the Maris E. Penn, et al lawsuit described in Note 4 of the Notes to the Financial Statements. Second quarter of 2000 also includes a small amount of legal expenses related to the recently filed Fred E. Long, et al lawsuit.

         Interest Expense

         Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average level of bank debt outstanding has been higher during the 2000's first and second quarters than in 1999. The average bank interest rate paid this latest quarter was 7.6% which compares to 6.4% in 1999. For the six month periods average interest rates were 7.6% in 2000 and 6.6% in 1999.

         Income Taxes

         During the first half of 2000, the net deferred tax asset decreased slightly to $1,135,000. The asset is comprised of a $110,000 current portion and $1,025,000 long-term asset. The estimated decrease in deferred tax assets was only $2,000 during that period. Thus far in 2000, the valuation allowance has remained unchanged and the effective tax rate is 36%. See Note 3 to the consolidated financial statements for further explanation of income taxes.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations. See Note (4) of the Notes to the Financial Statements regarding the Maris E. Penn, et al lawsuit jury trial and verdict in favor of Columbus and a new lawsuit styled Fred E. Long and ENCO Exploration Company v. Columbus Energy Corp. filed in the 156th Judicial District Court of Bee County, Texas, Cause No. B-00-1171-0-CV-B.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABUT MARKET RISK

          The Company's exposure to interest rate risk and commodity price risk is discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity and Capital Resources". The Company has no exposure to foreign currency exchange rate risks or to any other market risks.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Annual meeting held May 4, 2000 in Denver, Colorado for the purpose of electing members of the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

          All of management's nominees for three Class II directors as listed in the proxy statement were elected with the following vote:

                                                  Shares      Shares Abstaining
          Nominee               Shares For      Against         or Withheld
          -------               ----------      -------         -----------

Harry A. Trueblood, Jr.          3,387,604        2,628            37,060
William H. Blount                3,388,654        1,578            37,060

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)             Exhibits

                              27 - Financial data schedule - May 31, 2000.

             (b)              Reports on Form 8-K

                              Report filed on May 31, 2000 related to Management's Report to Shareholders for the First Quarter Ended February 29, 2000 and the status of a previously announced a program wherein the Board of Directors hired financial advisors to aid them in exploring strategic alternatives which would maximize shareholder value.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         COLUMBUS ENERGY CORP.
                                                             (Registrant)

DATE:     July 12, 2000                              /s/ Harry A. Trueblood, Jr.
     -----------------------------                   ---------------------------
                                                     Harry A. Trueblood, Jr.
                                                     Chairman, President and
                                                     Chief Executive Officer
                                                     (a duly authorized officer)



DATE:     July 12, 2000                              /s/ Ronald H. Beck
     -----------------------------                   ------------------
                                                     Ronald H. Beck
                                                     Vice President
                                                     (Chief Accounting Officer)