Form 10-Q
period 2000-08-31
COLUMBUS ENERGY CORP
filed 2000-10-13
CIK 823975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 31, 2000
                               -----------------------
                                       or

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at October 6, 2000
----------------------------                ------------------------------
Common stock, $.20 par value                            3,760,743

                              COLUMBUS ENERGY CORP.

                                      INDEX

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                August 31, 2000 and
                November 30, 1999                                          3

              Consolidated Statements of Operations -
                Three Months and Nine Months Ended
                August 31, 2000 and 1999                                   5

              Consolidated Statement of
                Stockholders' Equity -
                Nine Months Ended August 31, 2000                          6

              Consolidated Statements of Cash Flows -
                Nine Months Ended August 31, 2000
                and 1999                                                   7

              Notes to the Consolidated Financial
                Statements                                                 9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                     15

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                           27

     Item 2.  Not Applicable

     Item 3.  Quantitative and Qualitative Disclosure
                About Market Risk                                         27

     Items 4 and 5.  Not Applicable

     Item 6.  Exhibits and Reports
                on Form 8-K                                               27

     Signatures                                                           28

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COLUMBUS ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   August 31,             November 30,
                                                                     2000                    1999
                                                                  -----------              --------
                                                                  (unaudited)
                                                                             (in thousands)
Current assets:
  Cash and cash equivalents                                          $  2,455               $  1,850
  Accounts receivable:
    Joint interest partners                                             1,058                  1,780
    Oil and gas sales                                                   2,195                  1,501
    Allowance for doubtful accounts                                      (101)                  (116)
  Deferred income taxes (Note 3)                                           60                    200
  Inventory of oil field equipment,
    at lower of average cost or market                                     81                    106
  Other                                                                    50                     80
                                                                      -------                -------

        Total current assets                                            5,798                  5,401
                                                                      -------                -------

Deferred income taxes (Note 3)                                            570                    937

Property and equipment:
  Oil and gas assets, successful efforts
    method (Note 2)                                                    38,166                 36,862
  Other property and equipment                                          1,884                  1,836
                                                                      -------                -------

                                                                       40,050                 38,698
  Less:  Accumulated depreciation,
     depletion and amortization
     and valuation allowance                                          (24,895)               (22,506)
                                                                      -------                -------

        Net property and equipment                                     15,155                 16,192
                                                                      -------                -------

                                                                     $ 21,523               $ 22,530
                                                                      =======                =======

                                   (continued)

                              COLUMBUS ENERGY CORP.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                   August 31,             November 30,
                                                                     2000                    1999
                                                                  -----------              --------
                                                                  (unaudited)
                                                                             (in thousands)
Current liabilities:
  Accounts payable                                                   $   1,933              $   2,352
  Undistributed oil and gas
   production receipts                                                     547                    386
  Accrued production and property taxes                                    474                    738
  Prepayments from joint interest owners                                   196                    200
  Accrued expenses                                                         499                    494
  Income taxes payable (Note 3)                                              6                     30
  Other                                                                      2                     32
                                                                        ------                 ------

        Total current liabilities                                        3,657                  4,232
                                                                        ------                 ------

Long-term bank debt (Note 2)                                             4,400                  5,500

Commitments and contingent liabilities
  (Notes 4, 5 and 9)

Stockholders' equity:
  Preferred stock authorized 5,000,000
    shares, no par value, none issued                                        -                      -
  Common stock authorized 20,000,000
    shares of $.20 par value; shares issued
    4,658,777 in 2000, and 4,645,303 in 1999
    (outstanding 3,753,868 in 2000 and
    3,800,558 in 1999)                                                     932                    929
  Additional paid-in capital                                            20,139                 20,069
  Accumulated deficit                                                   (1,721)                (2,655)
                                                                        ------                 ------
                                                                        19,350                 18,343
  Less: Treasury stock at cost
          904,909 shares in 2000 and
          844,745 shares in 1999                                        (5,884)                (5,545)
                                                                        ------                 ------
        Total stockholders' equity                                      13,466                 12,798
                                                                        ------                 ------
                                                                     $  21,523              $  22,530
                                                                        ======                 ======


The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Nine Months Ended      Three Months Ended
                                           August 31,             August 31,
                                       -----------------      ------------------
                                        2000       1999        2000        1999
                                        ----       ----        ----        ----
                                         (in thousands, except per share data)
Revenues:
  Oil and gas sales                   $10,742    $ 7,064     $ 4,671     $ 2,760
  Operating and management
    services                            1,035      1,025         342         353
  Interest and other income               114         70          45          23
                                      -------    --------    --------    -------
       Total revenues                  11,891      8,159       5,058       3,136
                                      -------    --------    --------    -------

Costs and expenses:
  Lease operating expenses              1,566      1,357         544         514
  Property and production taxes           995        741         410         242
  Operating and management
    services                              598        693         164         220
  General and administrative            1,217      1,075         340         299
  Depreciation, depletion and
   amortization                         2,414      2,571         932         847
  Impairments                             500        503         500           -
  Exploration expense                   1,940        971         250         627
  Litigation expense                      380         41          13          24
  Advisory fees                           490          -         371           -
                                      --------   --------    --------    -------
      Total costs and expenses         10,100      7,952       3,524       2,773
                                      --------   --------    --------    -------

       Operating income                 1,791        207       1,534         363
                                      --------   --------    --------    -------

 Other expenses (income):
  Interest                                325        273         108          98
  Other                                     7          4           7           1
                                      -------    -------     --------    -------
                                          332        277         115          99
                                      -------    -------     --------    -------
     Earnings (loss) before
        income taxes                    1,459        (70)      1,419         264

Provision (benefit) for income
  taxes (Note 3)                          525        (27)        511         100
                                      -------    --------    -------     -------
     Net earnings (loss)              $   934    $   (43)    $   908     $   164
                                      =======    ========    =======     =======

Earnings (loss) per share (Note 7):

  Basic                               $   .25    $  (.01)    $   .24     $   .04
                                      =======    ========    ========    =======
  Diluted                             $   .25    $  (.01)    $   .24     $   .04
                                      =======    ========    ========    =======

Weighted  average  number  of
common  shares  and  common
equivalent   shares
outstanding:

  Basic                                 3,757      3,920       3,749       3,870
                                      =======    ========    =======     =======
  Diluted                               3,764      3,920       3,784       3,873
                                      =======    ========    =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Nine Months Ended August 31, 2000
                                   (Unaudited)



                                           Common Stock            Additional                     Treasury Stock
                                    --------------------------      Paid-in    Accumulated    ---------------------
                                         Shares        Amount       Capital     Deficit         Shares       Amount
                                    -------------  -----------    ----------  -----------     ----------    -------
                                                  (dollar amounts in thousands)
Balances,
  December 1, 1999                    4,645,303        $  929        $20,069    $(2,655)        844,745      $(5,545)

Exercise of employee
  stock options                           2,200             1              9          -               -            -
Purchase of shares                            -             -              -          -          63,000         (358)
Shares issued for Stock
  Purchase Plan                          11,274             2             61          -          (2,836)          19
Net earnings                                  -             -              -        934               -            -
                                      ---------        ------        -------    -------         -------       ------

Balances,
  August 31, 2000                     4,658,777        $  932        $20,139    $(1,721)        904,909      $(5,884)
                                      =========        ======        =======    =======         =======       ======



The accompanying notes are an integral part of these consolidated financial statements.

                              COLUMBUS ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Nine Months Ended August 31,
                                                     -----------------------
                                                      2000              1999
                                                     ------            -----
                                                           (in thousands)

Net earnings (loss)                                 $   934           $   (43)

Adjustments to reconcile  net earnings
  (loss)to net cash  provided by operating
  activities:
    Depreciation, depletion, and
      amortization                                    2,414              2,571
    Impairments                                         500                503
    Deferred income tax provision (benefit)             507                (81)
    Exploration expense, noncash portion                  -                 80
    Other                                                45                108
Net change in operating assets and
  liabilities                                          (561)              (630)
                                                   --------            -------
        Net cash provided by
          operating activities                        3,839              2,508
                                                   --------            -------

Cash flows from investing activities:

  Proceeds from sale of assets                           66                  -
  Additions to oil and gas properties                (1,866)            (2,487)
  Additions to other assets                             (49)               (11)
                                                   --------            -------
        Net cash used in
          investing activities                       (1,849)            (2,498)
                                                   --------            -------

Cash flows from financing activities:

  Proceeds from long-term debt                          300              1,100
  Reduction in long-term debt                        (1,400)              (400)
  Proceeds from issuance of
    common stock                                         73                161
  Purchase of treasury stock                           (358)            (1,471)
                                                   --------            -------
        Net cash used in financing
          activities                                 (1,385)              (610)
                                                   --------            -------

Net increase (decrease) in cash and
  cash equivalents                                      605               (600)
Cash and cash equivalents at
  beginning of period                                 1,850              2,003
                                                     ------            -------
Cash and cash equivalents at
  end of period                                     $ 2,455           $  1,403
                                                     ======            =======


                                                                     (continued)

                              COLUMBUS ENERGY CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)


                                                  Nine Months Ended August 31,
                                                     -----------------------
                                                      2000              1999
                                                     ------            -----
                                                           (in thousands)


Supplemental disclosure of cash flow information:
    Cash paid (received) during the period for:
      Interest                                       $   329          $    271
                                                      ======           =======
      Income taxes, net of refunds                   $    42          $     28
                                                      ======           =======

Supplemental disclosure of non-cash investing
  and financing activities:
    Non-cash compensation expense
      related to common stock                        $    44          $    103
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

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require the use of management's estimates. The financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of August 31, 2000 and November 30, 1999, and the results of its operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

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

(2)  LONG-TERM DEBT

     The Company has a credit agreement with Wells Fargo Bank West, National Association ("Bank"), formerly known as Norwest Bank Denver, N.A., that was amended on June 30, 2000 to extend the revolving period to July 1, 2002 when it entirely converts to an amortizing term loan which matures July 1, 2006. The credit is collateralized by a first lien on oil and gas properties. The interest rate options are the Bank's prime rate or LIBOR plus 1.50%.

     The borrowing base is limited to $10,000,000 and subject to semi-annual redetermination for any increase or decrease. At August 31, 2000 outstanding borrowings on the revolving line of credit were $4,400,000 and the unused borrowing base available was $5,600,000. A commitment fee of 1/4 of 1% for any unused portion of the amount which is the difference between the borrowing base and the outstanding borrowings is payable quarterly.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(3)  INCOME TAXES

          The provision (benefit) for income taxes consists of the following (in thousands):

                                                   Nine Months Ended August 31,
                                                   ----------------------------
                                                       2000           1999
                                                       ----           ----
Current:
          Federal                                     $    3         $   25
          State                                           15             29
                                                       -----          -----
                                                          18             54
                                                       -----          -----

Deferred:
          Federal                                        487            (84)
          Use of loss carryforwards                        -              6
          State                                           20             (3)
                                                       -----          -----
                                                         507            (81)
                                                       -----          -----

  Total income tax (benefit) expense                  $  525         $  (27)
                                                      ======         ======

     During the nine months of fiscal 2000, certain tax assets (shown in the table below) were utilized. The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes were estimated as follows (in thousands):

                                                    Current Year
                                      ----------------------------------------
                                      December 1,    Operations/    August 31,
                                          1999           Other         2000
                                        --------         -----        -----

Deferred tax assets:
  Pre-1987 loss carryforwards           $   440       $     -         $  440
  Post-1987 loss carryforward               617             -            617
  Percentage depletion
    carryforwards                         1,650            (4)         1,646
  State income tax loss
    carryforwards                           124             -            124
  Other                                     387             7            394
                                         ------        ------         ------
            Total                         3,218             3          3,221
     Valuation allowance
       (long-term)                       (1,286)            -         (1,286)
                                        -------        ------         ------
     Deferred tax assets                  1,932             3          1,935
                                        -------        ------         ------

Deferred tax liabilities-
  Depreciation, depletion and
    amortization and other                 (795)         (510)        (1,305)
                                        -------        ------         ------
    Net tax asset (liability)           $ 1,137       $  (507)       $   630
                                        =======       =======        =======

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(4)  LITIGATION

     On May 4, 2000, Columbus was served with a complaint in a lawsuit styled Fred E. Long and ENCO Exploration Company v. Columbus Energy Corp., Cause B-00-1171-0-CV-B in the 156th Judicial District Court of Bee County, Texas. Fred
E. Long and his company, ENCO Exploration Company, have sued Columbus as operator regarding the Long No. 4 well. Long/ENCO own a combined 25% working interest. They contend that Columbus was negligent in its duty as operator to drill a vertical hole without deviation at the location approved by the participating working interest owners. They seek return of their proportionate share of the drilling costs as damages, approximately $300,000. Columbus has denied all of the Long/ENCO allegations and believes them to be without merit. Discovery has not commenced.

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

     The Company has had in place a twelve month costless "collar" for 7,500 barrels of crude oil each month for the period September 1, 1999 through August 31, 2000. This "collar" was settled monthly against the calendar monthly average price on the NYMEX with a $17.50 per barrel floor price and $22.25 per barrel ceiling price. Columbus received or paid the difference below the floor or above the ceiling that each monthly price averaged. During the third quarter and nine months of fiscal 2000, oil sales were reduced by $192,000 and $441,000, respectively, since average oil prices exceeded the $22.25 ceiling price each month of those periods but no further reductions will occur during the balance of fiscal 2000 because of the expiration of the collar.

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

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(6)     RELATED PARTY TRANSACTIONS

     CEC Resources Ltd. ("Resources") was a wholly-owned subsidiary of Columbus prior to its divestiture on February 24, 1995. Reimbursement was made by Resources to Columbus for services provided by its officers and employees for managing Resources in the past which effectively reduced Columbus' general and administrative expense. Such reimbursement totaled $33,000 for the nine months of 1999. On March 31, 1999, the agreement was terminated pursuant to a 90 day notice period.

     The Company has been a party to an arrangement with Mark Butler, geologist and 50% owner of Trumark Production Company ("TPC"), during fiscal 1999 and 2000 whereby Mr. Butler would provide Columbus with 70 hours per month of geological and geophysical consulting services (including related work station usage) at a rate of $170 per hour. John B. Trueblood, son of Columbus' CEO Harry A. Trueblood, Jr., owns the other 50% of TPC. The retainer fees paid to TPC were $122,000 and $111,000 during nine months of 2000 and 1999, respectively.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


(7)     EARNINGS PER SHARE

        The following table provides a reconciliation of basic and diluted earnings per share (EPS):

                                             Nine Months     Three Months
                                           Ended August 31, Ended August 31,
                                           ---------------- ----------------
                                             2000     1999    2000     1999
                                             ----     ----    ----     ----
                                                   (in thousands,
                                                except per share data)

Reconciliation of basic and diluted
  EPS share computations:
  Income (loss) available to common
    shareholders - basic and
    diluted EPS (numerator)                 $  934   $  (43)  $  908  $  164
                                             =====    =====    =====   =====

Shares (denominator):
  Basic EPS                                  3,757    3,920    3,749   3,870
  Effect of dilutive option shares               7        -       35       3
                                             -----    -----    -----   -----
  Diluted EPS                                3,764    3,920    3,784   3,873
                                             =====    =====    =====   =====

Per share amount:
  Basic EPS                                 $  .25   $ (.01)  $  .24  $  .04
                                             =====    =====    =====   =====
  Diluted EPS                               $  .25   $ (.01)  $  .24  $  .04
                                             =====    =====    =====   =====

Number of shares not included in
  dilutive EPS that would have been
  antidilutive because exercise price
  of options was greater than the
  average market price of the common
  shares                                       502      612      232     626
                                             =====    =====    =====   =====

(8)     INDUSTRY SEGMENTS

     The Company operates primarily in two business segments of (1) oil and gas exploration and development and (2) providing services as an operator, manager and gas marketing advisor.

                              COLUMBUS ENERGY CORP.

                                   (Unaudited)


        Summarized financial information concerning the business segments is as follows:

                                    Nine Months      Three Months
                                  Ended August 31, Ended August 31,
                                  ---------------- ----------------
                                   2000     1999    2000     1999
                                   ----     ----    ----     ----
                                            (in thousands)

Operating revenues from
  unaffiliated services:
    Oil and gas                  $10,751   $7,071   $4,675  $2,762
    Services                       1,140    1,088      383     374
                                  ------    -----   ------  ------
      Total                      $11,891   $8,159   $5,058  $3,136
                                  ======    =====    =====   =====

Depreciation, depletion
  and amortization:
    Oil and gas                  $ 2,338   $2,528   $  887  $  833
    Services                          76       43       45      14
                                   -----    -----    -----   -----
      Total                      $ 2,414   $2,571   $  932  $  847
                                  ======    =====    =====   =====

Operating income (loss):
  Oil and Gas                    $ 3,412   $  930   $2,085  $  523
  Services                            86      351      160     138
  General corporate
    expense                       (1,707)  (1,074)    (711)   (298)
                                  ------    -----    -----   -----
      Total operating income       1,791      207    1,534     363
Interest expense and other          (332)    (277)    (115)    (99)
                                  ------    -----    -----   -----

  Earnings (loss) before
    income taxes                 $ 1,459   $  (70)  $1,419  $  264
                                  ======    =====    =====   =====

(9)     MERGER AGREEMENT

     Columbus and Key Production Company, Inc. (NYSE:KP) jointly announced on August 29, 2000 that Key has agreed to acquire all of the outstanding common stock of Columbus. Under the terms of the executed merger agreement Columbus' shareholders will receive 0.355 of a share of Key common stock for each Columbus share in a tax-free reorganization subject to a favorable Columbus shareholder vote. Columbus expects to hold a special sharehold ers' meeting for that purpose during November 2000 provided the SEC's review of the proxy statement/prospectus is completed during October, 2000. The Board of Directors of both companies have unanimously approved the transaction.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following summarizes the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes.

Liquidity and Capital Resources

         As previously announced in February 2000 and reported in our Form 10-Q for the quarter ended May 31, 2000, Arthur Andersen LLP's Global Energy Corporate Finance team was selected to assist directors to explore various strategic alternatives that could maximize shareholder value. A merger agreement with Key was executed on August 28, 2000 and, assuming shareholder approval, the effective date is expected in late November 2000. Thereafter, Columbus will continue as a wholly-owned subsidiary of Key.

     During third quarter of 2000, liquidity was further strengthened as oil and gas sales increased 69% over 1999's like period. The Company's natural gas prices averaged 79% higher than 1999's third quarter while crude oil prices were 36% higher. There was increased natural gas production but this improvement was partially offset by a decline in oil production.

     Third quarter 2000 had a pre-tax, non-cash impairment loss of $500,000 and exploration expenses of $250,000 which reduced net earnings. Net earnings were also adversely affected by a non- recurring charge for advisory fees and other expenses connected with the auction process and completion of negotiations of the terms of a proposed tax-free exchange of shares in a merger with Key. Excluding the exploration expense, those other unusual charges amounted to a reduction (after tax) of net earnings by $557,000, or $.15 per share. Despite that reduction, quarterly net earnings for 2000's third quarter attained the second highest ever of $908,000, or $0.24 per share, which compares with last year's quarter of $164,000, or $0.04 per share.

     Stockholders' equity as of the end of 2000's third quarter increased to $13,466,000 from $12,798,000 at November 30, 1999 even after the repurchase of 63,000 treasury shares for $358,000. Also, working capital at August 31, 2000 had risen to $2,141,000 from $1,169,000 at the end of fiscal 1999.

     This positive working capital combined with the Company's greatly increased cash flow is expected to provide considerably more than the required funds for the remainder of fiscal 2000's capital expenditure program. It is expected that excess cash flow will be utilized to reduce bank debt. The unused portion of the $10,000,000 bank credit facility has previously been targeted by management for acquisitions of oil and gas properties, but can be used for any legal corporate purpose.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Generally accepted accounting principles ("GAAP") require cash flows from operating activities to be determined after giving effect to working capital changes. Accordingly, GAAP's net cash provided from operating activities can fluctuate widely depending on the scope of such activities. Net cash provided by operating activities was $3,839,000 for the nine months of 2000, which compares with $2,508,000 provided by operating activities for the same period last year. GAAP defined operating cash flow for the nine months of 2000 was adversely affected by the unusually large first quarter expenses attributed to exploratory dry holes primarily located in the El Squared Prospect near Beeville, Texas.

     As regularly noted in prior reports, management places greater reliance upon an important alternative method of computing cash flow which is generally known as Discretionary Cash Flow ("DCF"). DCF is not in accordance with GAAP but is commonly used in the industry as this method calculates cash flow before working capital changes or deduction of exploration expenses since the latter can be increased or decreased at management's discretion. DCF is often used by successful efforts companies to compare their cash flow results with those independent energy companies who use the full cost accounting method whereby exploration expenses are capitalized and do not immediately adversely affect either operating cash flow or net earnings. Columbus' DCF for the nine months of fiscal 2000 was $6,340,000 up 57% from 1999's similar period of $4,029,000. DCF increased during third quarter of 2000 to $3,105,000, a new quarterly record and up substantially from the $1,729,000 reported for the second quarter of 2000. As discussed below in "Results of Operations," cash flow generated by the significant production increase from a new well will not be repeated during the fourth quarter because Columbus' interest was reduced following payout that occurred during August. DCF is calculated without debt retirement being considered. However, in Columbus' case this is not important since the existing bank debt requires no principal payments before August 1, 2002 and is expected to be eliminated before that date. Interest expense has already been deducted before arriving at DCF.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Management notes in each of its public filings and reports its strong exception to the Statement of Financial Accounting Standards No. 95 as it applies to Columbus which directs that operating cash flow must only be determined after consideration of working capital changes. Management believes such a requirement by GAAP ignores entirely the significant impact that the timing of income received for, and expenses incurred on behalf of, third party owners in properties may have on working capital. This is particularly significant where Columbus owns only a small working interest but is the operator of several properties.

     Neither DCF nor operating cash flow before working capital changes may be substituted for net income or for cash available from operations as defined by GAAP. Furthermore, currently reported cash flows, however defined, are not necessarily indicative that there will be sufficient funds for all future cash requirements. For the nine months of 2000 and 1999 GAAP cash flow was materially lower than DCF.

     When used, the Company's natural gas and crude oil swaps are considered financial instruments with off-balance sheet risk. These are entered into in the normal course of business to partially reduce its exposure to fluctuations in the price of crude oil and natural gas and may involve elements of market and credit risk in excess of the amount recognized in the balance sheets.

     During the nine months of fiscal 2000 the Company partially hedged its crude oil prices while the Company's natural gas revenues were fully exposed to price fluctuations which fortunately were positive. The non-hedged portion of our crude oil revenues were similarly exposed to price fluctuations which were also positive.

     The only hedge in existence during third quarter 2000 was a costless "collar" for 7,500 barrels per month which expired August 31, 2000. This hedge is more fully described in Note 5, "Commitments and Contingent Liabilities", in the Notes to the Consolidated Financial statements.

         At August 31, 2000, Columbus had outstanding bank borrowings of $4,400,000 against its $10,000,000 line of credit with Wells Fargo Bank West, N.A. which is collateralized by its oil and gas properties. On that same date, the ratio of net long-term debt (debt less working capital) to total assets was
0.10. The outstanding debt used a LIBOR option with an average interest rate of 8.1%. Subsequent to the end of the third quarter and through October 6, 2000, long-term debt was further reduced by $500,000 to $3,900,000. The net increase (or decrease) in long-term debt directly affects cash flows from financing activities as do the purchase of

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


treasury shares. For the Company's floating rate debt, interest rate changes generally do not affect its fair market value but does impact future results of operations and cash flows, assuming other factors remain constant. The carrying amount of the Company's debt approximates its fair value.

     The Company's Board of Directors has authorized over the last several years the repurchase of common shares from the market at various "not to exceed" price levels. As of August 31, 2000 a total of 60,384 shares remained unpurchased from the most recent authorizations at a price not to exceed $6.00 per share but none is expected to be purchased in light of current market price and the impending merger with Key.

     During nine months of 2000, capital expenditures actually incurred for oil and gas properties totaled $1,895,000 (which amount excludes $1.9 million for exploratory dry holes and other exploration expenses) and differs from the capital expenditure shown in the Consolidated Statement of Cash Flows. The latter also includes cash payments made during 2000 for 1999 expenditures which had been incurred but not yet paid as of 1999's year end. Similarly, some expenditures accrued during fiscal 2000's nine months period were not actually paid until subsequent to the end of the period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS

     Gross revenues increased by 61% over last year's third quarter and operating income increased to $1,534,000 in the current quarter compared to $363,000 last year. Other comparisons for the 2000 quarter and nine month periods versus 1999 related to prices, production and oil and gas sales appear in tabular form below.

     During 2000's third quarter six gross wells (2.89 net WI) were drilled. These included two (.30 net WI) gas development wells in Webb County, Texas, and one (.92 net WI) gas development well located in Bee County, Texas. One (.34 net
WI) well in Oklahoma was an attempted extension in a horizontal hole drilled out of an existing cased well bore but the Morrow oil reservoir encountered was previously depleted and that zone in the lateral was abandoned. However, an existing oil zone in the original well bore could be recompleted and is currently producing about 10 barrels per day with no fracture stimulation. One (1.00 net WI) other exploratory oil well was a successful recompletion as a new zone discovery in an existing well. This was a "behind-the-pipe" Duperow zone in a well located in Richland County, Montana which had not been considered prospective. This zone initially raised production to in excess of 100 barrels of crude oil per day and has apparently leveled out at approximately 50 barrels per day. The Long #5 well in Bee County commenced production at about 700 Mcfd in late July and has improved to 1,500 Mcfd following frac treatment. It is currently producing approximately 1,300 Mcfd on a small choke. The BMT #15 (.26 net WI) in Webb County was completed but not hooked-up to a gas pipeline until after the quarter's end. Its initial rate of 2,000 Mcfd and over 20 barrels of condensate per day has leveled out at about 1,800 Mcfd and has not been stimulated yet. The other Webb County well (.04 net WI) was connected in August and is making approximately 1,400 Mcf per day. During the fourth quarter, the production from these wells will help offset the decreased production to Columbus' interest from the Hachar #36 following payout in August.

     As highlighted in the second quarter report, the Hachar #36, in which Columbus owns a 53.7% net revenue interest, until 200% of the well costs of the well are recovered, was an outstanding gas well completed in the Lobo sand in the Laredo field area. It was connected to a pipeline during May 2000 producing at a rate in excess of 5,000,000 cubic feet of natural gas and 100 barrels of condensate per day. This revenue from the Hachar #36 had a very large impact on results for the third quarter by yielding $965,000 of net lease level income. This is defined as revenue less operating costs and production taxes. Payout of 200% of costs of the well occurred in mid-August in three months and reduced Columbus' monthly net revenue stream from over $300,000 to an estimated $25,000 in September at its current net revenue interest of 3.8%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Oil and Gas Revenues and Operating Costs

          The following table shows comparative crude oil and natural gas revenues, sales volumes, average prices and percentage changes between the periods presented as follows:

                                           Third Quarter                             Nine Months
                                 ---------------------------------       --------------------------------
                                  2000         1999         Change           2000        1999     Change
                                 ------       ------        ------           ----        ----     ------

Natural gas revenues M$          $3,627       $1,943         87 %            7,758     $ 5,261      47 %
Oil revenue M$                   $1,044       $  817         28 %          $ 2,984     $ 1,803      66 %

Natural gas sales volumes:
  Millions of cubic feet (MMCF)     799          765          4 %            2,228       2,451      (9)%
  MCF/day                         8,680        8,310                         8,101       8,945

Oil sales volumes:
  Barrels                        41,854       44,434         (6)%          123,717     121,781       2 %
  Barrels/day                       455          483                           450         444

Average price received:
  Natural gas - $/MCF            $ 4.54       $ 2.54         79 %           $ 3.48      $ 2.15      62 %
  Oil - $/BBL                    $24.96       $18.38         36 %           $24.12      $14.80      63 %

         Natural gas revenues for the quarter increased by 87% over 1999's third quarter due to 79% higher prices and 4% higher sales volumes. Similarly, the nine month period for 2000 had 47% higher natural gas revenues due to 62% higher prices partially offset by 9% lower sales volumes. Average gas prices have improved steadily from depressed price levels experienced during the early part of 1999 which reflected a prior warm winter and relatively high storage inventory. This storage level has not been maintained throughout 2000 to date because of this summer's strong demand for cooling load which has severely restricted excess supply for storage refill. Disaster was averted by a warm winter heating season in early 2000 but increased demand and lack of additional supply for injection due to very limited excess gas capacity have caused prices to exceed $5.00 per Mcf recently. Higher natural gas production during third quarter 2000 compared with 1999 was not sufficient to overcome the decline in production between comparable nine month periods. Normal production declines in older wells due to depletion were not reversed by new production since there was less exploratory drilling success than had been expected, there was reduced inventory of new prospects or development locations available to drill, and the effects from the lack of drilling in fiscal 1998 and 1999 because of the price debacle brought about those low cash flow years.

     Oil revenues for 2000's third quarter increased by 28% over the 1999 quarter because average prices rose by 36% although there were 6% lower sales volumes. Comparative nine month's results show 66% greater oil revenues since average prices were up 63% and sales volumes were up 2%. Oil revenues and average prices for 2000 were impacted adversely by the crude oil collar. The reduction amounted to $192,000 ($4.59 per barrel) for the third quarter and $441,000 ($3.56 per barrel) for the nine months. Oil production has declined

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

steadily for the past few years commensurate with a lack of development drilling activity and no exploratory incentives in keeping with low crude oil prices and lack of certainty of future improvement. During 1999's first half several oil wells were temporarily shut-in due to those low crude oil prices and did not resume production until later that year. One exploratory well searching for gas did discover a flowing oil well in Harris County, Texas. This well was drilled during fiscal 1998 but would not be connected to a gas line. It began production flowing 200 barrels of oil per day with associated gas during June 1999. Columbus' 19.5% working interest in that well did help improve crude oil production during 1999 but only temporarily overcame the ongoing decline in other wells which caused the reduction of third quarter 2000 oil volumes compared to the prior year's quarter. Prices for crude oil have continued to move upwards due to strong demand and a restrictive production program instigated by OPEC which has not kept pace with that demand.

     Columbus' third quarter sales volumes of natural gas averaged 8,680 Mcfd while oil and liquids sales volumes were 464 barrels per day which equates to a daily sales volume of 11,467 MCF equivalent (Mcfe). This compares with 1999's third quarter rate of 11,245 Mcfe, a 2% increase. As stated before, this small increase was attributable to increased sales volumes net to Columbus from the Hachar #36 well which temporarily overcame the lack of new development wells being drilled along with a lack of exploratory success at Columbus' El Squared prospect. Production from the Hachar #36 and Lien #2 wells temporarily reversed the decline in oil production but the fourth quarter of 2000 is expected to be less than third quarter volumes. For comparative nine month's periods, average daily sales volumes were 10,845 Mcfe in 2000 versus 11,646 Mcfe in 1999 and were affected adversely for the aforementioned reasons.

     Lease operating expenses for the third quarter and nine months of 2000 were 6% and 15% higher, respectively, than similar periods in 1999. Most of the increase was in the Williston Basin in Montana and the Sralla Road field in Texas where several wells had workover costs including repairs and replacements of equipment. Periodic expensive workovers and replacement of downhole and surface equipment on older wells is a normal occurrence. Also, several older Williston Basin oil wells were shut-in during 1999's first half which accounts for lower operating costs in that year. Lease operating costs on an Mcfe basis were $0.52 in the third quarter of 2000 compared to $0.50 in 1999 while operating costs as a percentage of revenues were 12% in 2000 versus 19% in 1999 with its lower prices but with reduced costs. For the nine month periods, lease operating costs were $0.53 per Mcfe in 2000 and $0.43 in 1999 and lease operating costs as a percentage of revenues were 15% in 2000 and 19% in 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Production and property taxes approximated 9% of revenues in the nine months of 2000 and 10% in 1999. These taxes vary based on Texas' percentage share of the total production where oil tax rates are lower than gas tax rates. The relationship of taxes and revenue is not always directly proportional since most of the local jurisdiction's property taxes in Texas are based upon reserve evaluations as opposed to revenues received or production rates for a given tax period.

     Operating and Management Services

         This segment of the Company's business is comprised of operations and services conducted on behalf of third parties which includes compressor operations and salt water disposal facilities.

          Operating and management services gross profit was as follows:

                                                 2000             1999
                                                 ----             ----

                 Third quarter                 $178,000         $133,000
                 Nine months                   $437,000         $332,000

     Operating revenues increased during 2000 partially due to Columbus' 5% share of transportation revenues from a gas pipeline in the Sralla Road area of Texas. Effective March 1, 2000, the Company no longer is serving as contract operator for wells in the Berry R. Cox field in South Texas, which generated $23,000 of profit during 2000's first quarter. Operating and management service costs were less in 2000 due to fewer compressor repairs in Texas and lower costs after payroll recoveries billed to others in the Williston Basin area.

     Interest Income

     Interest income is earned primarily from short-term invest ments whose rates fluctuate with changes in the commercial paper rates and the prime rate. Interest income increased in the third quarter of 2000 to $45,000 from $23,000 in 1999's third quarter because of a larger amount of investments resulting from higher natural gas and crude oil prices and short-term interest rates.

     General and Administrative Expenses

     General and administrative expenses are considered to be those which relate to the direct costs of the Company which do not originate from operation of properties or providing of services. Corporate expense represents a major part of this category.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     The Company's general and administrative expenses were as follows:

                                            2000                      1999
                                            ----                      ----

                 Third quarter           $  340,000                $  299,000
                 Nine months             $1,217,000                $1,075,000

     Nine month expenses exceeded last year's primarily due to cash bonuses of $178,000 paid in May but there were no stock option grants. This compares with 1999 incentive bonuses of $80,000 ($58,000 non-cash) plus grants of stock options to all officers. Also, as previously disclosed there was a total phase-out of reimbursement for management services provided Resources during 1999. Salary increases were granted effective December 1, 1999 for non-officer employees and officer salaries were increased May 1, 2000 after having been frozen at prior year levels during 1999. However, total officer and directors' expense was reduced because there was one less officer and one less director during 2000. Expenses accrued for vacation and retirement pay were higher during both the third quarter and nine month periods this year compared to 1999 due to a higher salary base. Medical claims under the Company's self-insured plan were higher for 2000's third quarter and nine months. Office rent was about the same during third quarter in 2000 compared to 1999 as a result of a sublease of a portion of the leased space but for the nine months period, rental expense and parking was higher due to an increase in the monthly rate. Both the third quarter and nine month periods' outside contract and professional services were lower in fiscal 2000 versus 1999.

     Unusual expenses were incurred during third quarter and nine months which relate to exploring various strategic alternatives for the Company by use of financial advisors as well as subsequent related merger negotiation costs. These fees totaled $371,000 for the third quarter and appear under expenses as "Advisory fees".

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

     Charges for this expense item increased from 1999's third quarter due to updated estimates of proved oil and gas reserves in connection with the merger

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


and its third quarter review. Estimates by independent engineers show that proved reserves as of June 30, 2000 totaled 21.2 Bcfe, down from 26.1 Bcfe at the end of the Company's previous fiscal year (November 30, 1999). During the first seven months of fiscal year 2000, Columbus produced 2.3 Bcfe and downward reserve adjustments totaled 3.6 Bcfe which were partially offset by a 1.0 Bcfe increase due to higher prices. The major reserve adjustments resulted from Columbus receiving information that other operators and participants in two properties had determined not to proceed with drilling or recompletion of new or existing wells. Recent drilling activity and performance of wells as well as an evaluation of certain technical data, also contributed to those decisions. The depletion rate for third quarter 2000 was $.83 per Mcfe compared to $.79 per Mcfe for that like period of 1999. For the nine month periods depletion expense decreased as a result of decreased production from fields having higher rates and increased production from the Laredo area where there is a lower depletion rate. The depletion rate per Mcfe was $.77 for this period during 2000 compared to $.78 per Mcfe in 1999.

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

     Exploration charges of $250,000 for 2000's third quarter were down from 1999's $627,000 and included $186,000 related to the drilling of a horizontal well in Oklahoma. A total of $531,000 was expensed last year in connection with deepening an exploratory well in the El Squared prospect which did not find any proved reserves along with $30,000 for seismic interpretation costs.

     Nine months of fiscal 2000 exploration charges of $1,940,000 were up significantly over 1999's. Most of these charges ($1,371,000) were incurred during the sidetrack and testing phase of the Long #4 and the initiation of a sidetrack of the Long #3 as well as for the subsequent abandonments of those wells. Also included was $196,000 for recompletion and abandonment costs for a

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


90%-owned exploratory well in Montana. In addition to 1999's third quarter expense described above, a total of $233,000 was expensed for three exploratory dry holes and $47,000 for undeveloped leases dropped as a result of an offset dry hole being drilled during that nine month period.

     Whenever a company who uses the successful efforts method of accounting is involved in an exploratory program which represents a significant part of its budget, that company is automatically subjected to the risk that its net earnings for any given quarter or year will be impacted negatively by wildcat dry holes. Shareholders have been previously forewarned that net earnings and GAAP cash flow for a given period may not be truly indicative of the Company's operational activity. This is why management has suggested that shareholders may wish to follow management's program of placing more emphasis on DCF from period to period while essentially ignoring net earnings results. Comparing Columbus' results with net earnings or cash flows of companies who use the full cost accounting method is unrealistic since they capitalize exploratory drilling and seismic costs as well as other costs related to such activity.

     Impairments

     As an outgrowth of a revised technical evaluation of Columbus' ability to economically recomplete the updip lateral's proved reserves originally drilled in its Morrow #23-1H well in Louisiana, Columbus' co-operator participant indicated he was no longer interested in attempting to recover these reserves. Therefore, a non-cash impairment expense of $500,000 during the third quarter was recorded as the Company was unwilling to attempt such an operational expense by itself.

     Last year at the end of the second quarter, there was a pre- tax, non-cash impairment loss of $503,000 as a result of reduced proved undeveloped reserves. The improvement in crude oil prices up to that time was considered insufficient to justify restoration of proved undeveloped reserves in one of the Williston Basin's fields because the indicated return on new investments would be unsatisfactory. Therefore, any restoration of undeveloped reserves was deferred and the shortfall of $253,000 between remaining book value of the pool and the then current fair market value of reserves was recognized as a charge. Elsewhere, an unexpected influx of water in natural gas wells in a shallow gas property in Jim Wells County, Texas brought about premature abandonment of the producing zones with related reserves. This generated a pre-tax, non-cash impairment of $250,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


     Litigation Expense

     Almost all of the unusually high litigation expense for the nine months period is related to the successful defense of the Maris E. Penn, et al lawsuit described in previous quarters. A small amount of legal expenses in the third quarter are the result of the Fred E. Long, et al lawsuit described in Note 4 of the Notes to the Financial Statements.

     Interest Expense

     Interest expense varies in direct proportion to the amount of bank debt and the level of bank interest rates. The average level of bank debt outstanding has been higher during the 2000's first and second quarters than in 1999. The average bank interest rate paid during the third quarter was 8.2% which compares to 6.6% in 1999. For the nine month periods average interest rates were 7.8% in 2000 and 6.6% in 1999.

     Income Taxes

     During the nine months of 2000, the net deferred tax asset decreased to $630,000. The asset is comprised of a $60,000 current portion and $570,000 long-term asset. The estimated decrease in deferred tax assets was $507,000 during that period. Thus far in 2000, the valuation allowance has remained unchanged and the effective tax rate is 36%. See Note 3 to the consolidated financial statements for further explanation of income taxes.

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

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     Management is unaware of any asserted or unasserted claims or assessments against the Company which would materially affect the Company's future financial position or results of operations. See Note (4) of the Notes to the Financial Statements regarding a lawsuit styled Fred E. Long and ENCO Exploration Company
v. Columbus Energy Corp. filed in the 156th Judicial District Court of Bee County, Texas, Cause No. B-00-1171-0-CV-B.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                     10.1 -  Fourth Amendment of Credit Agreement dated
                                    June 30, 2000 between Columbus Energy
                                    Corp. and Wells Fargo Bank West, National
                                    Association.

                      27 - Financial data schedule - August 31, 2000.

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

DATE:     October 12, 2000                        /s/ Harry A. Trueblood, Jr.
     -----------------------------                ---------------------------
                                                  Harry A. Trueblood, Jr.
                                                  Chairman, President and
                                                  Chief Executive Officer
                                                  (a duly authorized officer)



DATE:     October 12, 2000                        /s/ Ronald H. Beck
     -----------------------------                ------------------
                                                  Ronald H. Beck
                                                  Vice President
                                                  (Chief Accounting Officer)